Form 10QSB
period 1996-06-30
MIDWEST BANCSHARES INC /DE/
filed 1996-08-02
CIK 890980

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                              --------------------

                                  FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from                 to
                                    --------------------  ---------------------

                         Commission File Number 0-20620

                            MIDWEST BANCSHARES, INC.
- - - -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      42-1390587
- - - -------------------------------                   -----------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification Number)


3225 Division Street, Burlington, Iowa                       52601
- - - ---------------------------------------            ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (319) 754-6526
                                                    -------------------

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

               Transitional Small Business Format:   Yes [ ]   No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock                  349,379
              -----------------         -----------------
                 Class                  Shares Outstanding
                                        as of July 31, 1996

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                      INDEX

                                -----------------


                                                                                         Page
                                                                                         ----
Part I.    Financial Information

   Item 1  Financial Statements
              Consolidated balance sheets June 30, 1996 and December 31, 1995              1

              Consolidated statements of operations, for the three
                 months and six months ended June 30, 1996 and 1995                        2

              Consolidated statements of cash flows, for the six
                 months ended June 30, 1996 and 1995                                       3

              Notes to consolidated financial statements                                   4

Item 2     Management's discussion and analysis of financial condition
              and results of operations                                          5 through 9


Part II.   Other Information                                                              10

Signatures                                                                                11

Exhibit 11   Computation of per share earnings

Exhibit 27   Financial Data Schedule

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               June 30, 1996          December 31, 1995
                                                               -------------          -----------------
Assets
   Cash and cash equivalents                                     $  1,583                  $  2,305
   Securities available for sale                                   25,604                    19,711
   Investment securities held to maturity
      (estimated market value of $3,407 and $9,032)                 3,463                     9,058
   Mortgage-backed securities held to maturity
      (estimated market value of $22,233 and $22,393)              22,452                    22,450
   Loans receivable, net                                           79,463                    74,035
   Real estate owned and in judgment, net                             196                        33
   Federal Home Loan Bank stock, at cost                            1,960                     1,960
   Office property and equipment, net                               2,440                     2,315
   Accrued interest receivable                                      1,004                       875
   Other assets                                                       463                       222
                                                                 --------                  --------
Total assets                                                     $138,628                  $132,964
                                                                 ========                  ========

Liabilities
   Deposits                                                      $100,258                  $101,334
   Advances from Federal Home Loan Bank                            28,000                    20,500
   Advances from borrowers for taxes and insurance                    401                       412
   Accrued interest payable                                           117                        72
   Accrued expenses and other liabilities                             608                       750
                                                                 --------                  --------
Total liabilities                                                $129,384                  $123,068
                                                                 --------                  --------
Stockholders' equity
   Serial preferred stock, $.01 par value,
      500,000 shares authorized, none issued                     $     --                  $     --
   Common stock, $.01 par value, 2,000,000 shares
      authorized, 455,000 issued and outstanding                        5                         5
   Additional paid-in capital                                       4,037                     4,037
   Retained earnings, substantially restricted                      7,848                     7,403
   Treasury stock, at cost, 105,621 shares
      for 1996 and 86,170 shares for 1995                          (2,211)                   (1,700)
   Employee benefit plans                                            (180)                     (190)
   Unrealized (loss) appreciation on securities
      available for sale, net of taxes on income                     (255)                      341
                                                                 --------                  --------
Total stockholders' equity                                       $  9,244                  $  9,896
                                                                 --------                  --------
Total liabilities and stockholders' equity                       $138,628                  $132,964
                                                                 ========                  ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)


                                                                   Three Months                         Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                               1996              1995              1996              1995
                                                               ----              ----              ----              ----
Interest income:
   Loans receivable                                           $1,587            $1,413            $3,149            $2,807
   Mortgage-backed securities                                    564               609             1,100             1,225
   Investment securities                                         348               272               707               490
   Deposits in other banks                                        13                26                28                52
   Other interest-earning assets                                  34                34                67                67
                                                              ------            ------            ------            ------
      Total interest income                                    2,546             2,354             5,051             4,641
                                                              ------            ------            ------            ------
Interest expense:
   Deposits                                                    1,160             1,179             2,334             2,284
   Advances from FHLB and other borrowings                       388               223               734               406
                                                              ------            ------            ------            ------
      Total interest expense                                   1,548             1,402             3,068             2,690
                                                              ------            ------            ------            ------
      Net interest income                                        998               952             1,983             1,951
      Provision for losses on loans                               12                12                24                24
                                                              ------            ------            ------            ------
Net interest income after provision for losses on loans          986               940             1,959             1,927
                                                              ------            ------            ------            ------
Non-interest income:
   Fees and service charges                                       42                42                81                83
   Gain on sale of securities available for sale                   0                23                 0                50
   Other                                                          76                 7                88                16
                                                              ------            ------            ------            ------
      Total non-interest income                                  118                72               169               149
                                                              ------            ------            ------            ------
Non-interest expense:
   Compensation and benefits                                     275               287               576               595
   Office property and equipment                                  82                85               170               166
   Deposit insurance premiums                                     59                61               120               122
   Data processing                                                41                42                82                84
   Other                                                         177               168               336               354
                                                              ------            ------            ------            ------
      Total non-interest expense                                 634               643             1,284             1,321
                                                              ------            ------            ------            ------
Earnings before taxes on income                                  470               369               844               755
Taxes on income                                                  169               124               308               249
                                                              ------            ------            ------            ------
Net earnings                                                  $  301            $  245            $  536            $  506
                                                              ======            ======            ======            ======

Earnings per share - primary and fully-diluted                $ 0.81            $ 0.62            $ 1.41            $ 1.25
                                                              ======            ======            ======            ======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                 Six months ended June 30,
                                                                                     1996         1995
                                                                                     ----         ----
Cash flows from operating activities:
   Net earnings                                                                      $536         $506
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                                 24           24
         Proceeds from sale of loans originated for resale                             --          128
         Disbursements on loans originated for resale                                  --          (95)
         Depreciation                                                                  66           64
         Gain on sale of investment securities                                         --          (50)
         Amortization of recognition and retention plan benefits                       10           10
         ESOP expense                                                                  22           17
         Amortization of loan fees, premiums and discounts                             55           66
         Decrease (increase) in accrued interest receivable                          (129)         (56)
         Decrease (increase) in other assets                                           17          (82)
         Increase (decrease) in accrued interest payable                               46           33
         Increase (decrease) in accrued expenses and other liabilities                (62)         (40)
                                                                                   ------       ------
Net cash provided by operating activities                                             585          525
                                                                                   ------       ------
Cash flows from investing activities:
   Purchase of investment securities held to maturity                                  --       (4,000)
   Proceeds from maturities of investment securities                                5,543        1,000
   Proceeds from sale of available for sale securities                                 --          209
   Purchase of investments available for sale                                      (7,605)      (3,000)
   Purchase of loans                                                               (4,006)        (668)
   Purchase of mortgage-backed securities held to maturity                         (2,014)          --
   Principal repayments on mortgage-backed securities                               2,757        2,343
   Decrease (increase) in loans receivable                                         (1,624)         (46)
   Proceeds from sale of real estate owned, net                                        27          310
   Purchase of office property and equipment                                         (191)         (74)
                                                                                   ------       ------
Net cash provided by (used in) investing activities                                (7,113)      (3,926)
                                                                                   ------       ------
Cash flows from financing activities:
   Increase (decrease) in deposits                                                 (1,077)        (986)
   Proceeds from advances from FHLB                                                 7,500        4,000
   Treasury stock acquired                                                           (511)        (893)
   Payment of cash dividends                                                          (94)         (93)
   Net increase (decrease) in advances from borrowers
      for taxes and insurance                                                         (12)         (31)
                                                                                   ------       ------
Net cash provided by (used in) financing activities                                 5,806        1,997
                                                                                   ------       ------
Net increase (decrease) in cash and cash equivalents                                 (722)      (1,404)
Cash and cash equivalents at beginning of year                                      2,305        3,473
                                                                                   ------       ------
Cash and cash equivalents at end of period                                         $1,583       $2,069
                                                                                   ======       ======
Supplemental disclosures:
   Cash paid during the six months for:
      Interest                                                                     $3,023       $2,657
      Taxes on income                                                                 351          281
   Transfers from loans to real estate owned                                          191           97
                                                                                   ======       ======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies

         The consolidated financial statements for the three months and six months ended June 30, 1996 and 1995 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1995 Annual Report to stockholders and are incorporated herein by reference.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Midwest Bancshares, Inc. (the "Company") had net earnings of $301,000 and $536,000, or $0.81 and $1.41 per share, respectively, for the three months and six months ended June 30, 1996, compared to $245,000 and $506,000, or $0.62 and $1.25 per share, for the same periods in 1995. The increases in net earnings are discussed in more detail below.

         Net Interest Income

         Net interest income increased $46,000 and $32,000, respectively, for the three months and six months ended June 30, 1996 over the comparable periods in 1995. The Company's net interest rate spread was 2.75% and 2.70%, respectively, for the three months and six months ended June 30, 1996 compared to 2.74% and 2.81% for the comparable periods in 1995. The Company's net interest margin on interest-earning assets was 2.99% for both the three months and six months ended June 30, 1996 compared to 2.99% and 3.05% for the comparable periods in 1995.

         Interest income increased by $192,000 and $410,000 for the three months and six months ended June 30, 1996, respectively, over the comparable periods in 1995. Average interest-earning assets increased by approximately $6.0 million and $5.9 million for the three months and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increases in average interest-earning assets were primarily due to increases in loans outstanding and increases in investments, primarily U.S. Agency bonds, funded by increases in FHLB advances. The average yield on interest-earning assets increased by 24 basis points and 30 basis points, respectively, for the three months and six months ended June 30, 1996, over the comparable periods in 1995. The increases in average yield were primarily due to the purchase of investments and loans yielding higher market interest rates and due to adjustable-rate loans and mortgage-backed securities in the portfolio adjusting to higher rates in response to higher market interest rates. Yield adjustments on the Company's adjustable-rate portfolio occur periodically over time and may tend to lag behind the changes experienced in the market. These adjustments may also be limited by periodic and lifetime caps on such adjustments.

         Interest expense increased by $146,000 and $378,000, respectively, for the three months and six months ended June 30, 1996, over the comparable periods in 1995. Average interest-bearing liabilities increased by approximately $6.1 million and $5.5 million for the three months and six months, respectively, primarily due to increases of $10.8 million and $10.2 million in borrowings from the FHLB, partially offset by decreases of $4.7 million and $4.7 million of deposits, respectively. The decrease in average deposits was primarily the result of the sale of $7.7 million of deposits in December, 1995. The average rates paid on interest-bearing liabilities increased 24 basis points and 40 basis points for the three months and six months ended June 30, 1996, respectively, over the comparable periods in 1995. The increases in average rates paid were primarily due to deposits and FHLB advances repricing to higher rates as a result of higher market interest rates. The changing mix of funding sources also contributed to the increase in the cost of funds as the Company increased its borrowings from the FHLB, in order to fund asset growth, at rates which were generally higher than the overall cost of deposits.

         Provision for Losses on Loans

         The provision for losses on loans was $12,000 and $24,000 for the three months and six months ended June 30, 1996 and 1995. The amount of provision was a result of the determination by management to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At June 30, 1996 and 1995, the Company's allowance for losses on loans totaled $663,000 and $652,000, respectively, or 0.83% and 0.91% of total loans, excluding mortgage-backed securities, and 348.95% and 486.57% of total non-performing loans. The latter ratio was impacted by a $64,000 increase in non-performing loans from $126,000 at June 30, 1995 to $190,000 at June 30, 1996.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Provision for Losses on Loans (continued)

Management does not believe this represents a significant trend of increasing delinquencies. The Company had net charge-offs of zero and $37,000, respectively, during the three months and six months ended June 30, 1996 compared to $22,000 for the three months and six months ended June 30, 1995.

         Non-interest income

         Total non-interest income increased by $46,000 and $20,000 for the three months and six months ended June 30, 1996 compared to the same periods in 1995. The increases were primarily the result of a $59,000 cash distribution received from the Company's data processor in June, 1996, partially offset by a $23,000 and a $50,000 gain on the sale of marketable equity securities for the three months and six months ended June 30, 1995 with no comparable gains in 1996. Also contributing to the increase in non-interest income for the three months and six months ended June 30, 1996 were increases of $9,000 and $10,000 in commissions on the sale of insurance products due to the offering rates on these products becoming more attractive relative to other investment alternatives.

         Non-interest expenses

         Total non-interest expenses decreased by $9,000 and $37,000 for the three months and six months ended June 30, 1996 compared to the same periods in 1995. The decrease for the three months ended June 30, 1996 was primarily the result of a $12,000 decrease in compensation and benefits, partially offset by an increase in other non-interest expenses. The decrease for the six months ended June 30, 1996 was primarily the result of a $16,000 decrease in real estate owned expense, primarily due to a $10,000 gain on sale of an REO property, and a $19,000 decrease in compensation and benefits. The decreases in compensation and benefits were primarily due to increased loan production due to more favorable borrowing rates, primarily in the first quarter, which resulted in increased loan fees of $10,000 and $28,000 for the three months and six months ended June 30, 1996, respectively, which offset the cost of originating loans, primarily compensation and benefits.

         Taxes on Income

         Taxes on income were $45,000 and $59,000 more for the three months and six months ended June 30, 1996, than the comparable periods in 1995. The increases were primarily due to increased taxable income and due to accruing taxes at the full corporate tax rate for 1996, whereas the tax rate for 1995 was reduced by the percentage of taxable income method of deducting bad debt losses.



Financial Condition

         The Company's total assets at June 30, 1996 were $138.6 million, increasing from $133.0 million at December 31, 1995. The increase was due to an intentional increase in interest-earning assets in an effort to increase net interest income. The increase of approximately $5.6 million was primarily due to the purchase of $7.6 million of securities available for sale, the purchase of $2.0 million of mortgage-backed securities to be held to maturity, the purchase of $4.0 million in loans receivable, and the net origination of loans receivable of $1.6 million, partially offset by maturities of $5.5 million of investment securities held to maturity, and principal repayments of $2.8 million from mortgage-backed securities. The increase in total assets was funded by borrowing $7.5 million in advances from the FHLB, partially offset by a decrease in deposits of $1.1 million. Cash of $511,000 was used to acquire 5% of the

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)

Company's common stock during the six months ended June 30, 1996 pursuant to the Company's stock repurchase program. Loan originations during the six months ended June 30, 1996 totaled $5.9 million more than in the same period in 1995. The increase was primarily due to a more favorable lending market due to lower loan rates in the first quarter of 1996 compared to the first quarter of 1995.

         Total stockholders' equity decreased $652,000 due to the $511,000 purchase of treasury stock and the $596,000 change in net unrealized losses on investments available for sale, offset by the $536,000 net earnings for the period less $91,000 in dividends declared during the period.

Liquidity and Capital Resources

         The Company's principal sources of funds are deposits and advances from FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay deposit rates that are as high as those of its competitors, and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

         Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For June 1996, the Association's liquidity ratio was 10.9% compared to 23.4% for December 1995. The decrease was primarily due to the purchase of investment securities available for sale, which, because of their maturity term, did not qualify as liquid investments and due to the use of liquid assets to fund an increase in the loan portfolio. Assuming market interest rates stabilize or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association intends to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in loans in nearby markets.

         Liquidity management is both a daily and long-term responsibility of management. The Association adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management strategy. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Association requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank.

         The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At June 30, 1996, the Association had outstanding commitments to extend credit totaling $0.9 million and to purchase loans totaling $0.6 million.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

         At June 30, 1996, the Association had tangible and core capital of $8.7 million, or 6.32% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, respectively, by $6.7 million and $4.6 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of June 30, 1996, the Association had risk-weighted assets of $58.2 million, a risk-based requirement of $4.7 million and risk-based capital of $9.4 million, or 16.17%, which exceeds the requirement by $4.8 million.



         Regulatory Capital Table

                                                                    (Dollars in thousands)

                                                      Tangible               Core             Risk-based
                                                      Capital               Capital             Capital
                                                      --------              -------             -------
         Association's capital                        $8,745                 $8,745              $8,745
         Additional capital - general allowances          --                     --                 663
                                                      ------                 ------              ------

         Regulatory capital                           $8,745                 $8,745              $9,408

         Minimum capital requirement                   2,075                  4,149               4,655
                                                      ------                 ------              ------

         Excess regulatory capital                    $6,670                 $4,596              $4,753
                                                      ======                 ======              ======

         The unrealized (loss) appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the implementation of Statement No. 115 of the Financial Accounting Standards Board. At June 30, 1996, the net unrealized loss of $255,000, down from a net gain of $341,000 at December 31, 1995, consisted primarily of the net unrealized market loss, net of tax, due to increased market interest rates, on certain GNMA mortgage-backed securities, U.S. Agency securities, and marketable equity securities which have been identified as available for sale by management.

Proposed Regulatory Action Regarding Insurance Assessments

         The deposits of the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which together with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Effective in the third quarter of 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the current range of .23% to
 .31% of deposits for SAIF-insured institutions). In addition, in November 1995, the FDIC further revised the schedule to provide a range of 0% to .27% (with a minimum annual premium of $2,000), effective January 1996. As a result, BIF members generally pay significantly lower premiums than SAIF members. While the magnitude of the competitive advantage of BIF-insured institutions and its impact on the Association's results of operations cannot be determined at this time, the decrease in BIF premiums could place the Association at a material competitive disadvantage should BIF members seek to price deposits higher or loan products lower than SAIF members. The Association currently qualifies for the minimum SAIF premium level of .23% of deposits.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proposed Regulatory Action Regarding Insurance Assessments (continued)

         Proposed federal legislation provides for a one-time assessment estimated to be .80% to .90%, to be imposed on all SAIF assessable deposits as of March 31, 1995, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the Financing Corporation ("FICO") bond interest on a pro rata basis together with SAIF premiums in order to recapitalize the SAIF and eliminate the disparity. The BIF and the SAIF would be merged effective January 1, 1998. If the legislation is enacted, it is anticipated the assessment would be payable in the fall of 1996.

         As part of the legislation, the Congress is considering requiring all federal thrift institutions, such as the Association, to either convert to a national bank or a state-chartered depository institution by January 1, 1998. In addition, the Company would no longer be regulated as a thrift holding company, but rather as a bank holding company. Certain aspects of the legislation remain unresolved and therefore no assurance can be given as to what extent it will affect the Company and the Association.

                            MIDWEST BANCSHARES, INC.

                           PART II. Other Information

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a)  Annual meeting date:  April 29, 1996
         (c) The matters approved by stockholders at the meeting and number of votes cast for, against or withheld (as well as the number of abstentious and broker non-votes) as to each matter are set forth below:

                  Proposal                                              Number of Votes
                  --------                                              ---------------
                                                                                        Broker
                                                                For         Withheld    Non-vote
                                                                ---         --------    --------
         Election of the following directors for
            three-year terms:
                  1.  Henry L. Hirsch                         317,930         1,041       1,600
                  2.  Robert D. Maschmann                     318,160           811       1,600

                                                                                         Broker
                                                       For       Against     Abstain    Non-vote
                                                       ---       -------     -------    --------
         Ratification of the appointment of
         KPMG Peat Marwick LLP as auditors for
         fiscal year ending December 31, 1996        312,946       500        5,525       1,600


Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits:
                  Exhibit 11  Computation of Per Share Earnings
                  Exhibit 27  Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   Signatures


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MIDWEST BANCSHARES, INC.
                                       Registrant



Date:  July 31, 1996                   /s/  William D. Hassel
       --------------------            -------------------------------------
                                       William D. Hassel
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  July 31, 1996                   /s/  Robert D. Maschmann
       --------------------            -------------------------------------
                                       Robert D. Maschmann
                                       Executive Vice President and
                                                Chief Financial Officer
                                       (Principal Financial and
                                                Accounting Officer)

                                Index to Exhibits


                                                       Sequentially
                                                       Numbered Page
Exhibit                                               Where Attached
Number                                             Exhibits are Located
- - - -------                                            --------------------
   11   Computation of Per Share Earnings

   27   Financial Data Schedule