Form 10QSB
period 1996-09-30
MIDWEST BANCSHARES INC /DE/
filed 1996-11-07
CIK 890980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


                         Commission File Number 0-20620

                            MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                     42-1390587
--------------------------------------               ------------------------
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                    Identification Number)


3225 Division Street, Burlington, Iowa                        52601
----------------------------------------             ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (319) 754-6526
                                                         --------------

             Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


             Transitional Small Business Format:  Yes [ ]    No [X]

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common Stock                          349,379
              ---------------------             ------------------------
                    Class                         Shares Outstanding
                                                as of November 5, 1996

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------

                                                                                                           Page
                                                                                                        ----------
Part I.      Financial Information

   Item 1    Financial Statements
                Consolidated balance sheets September 30, 1996 and December 31, 1995                          1

                Consolidated statements of operations, for the three
                   months and nine months ended September 30, 1996 and 1995                                   2

                Consolidated statements of cash flows, for the nine
                   months ended September 30, 1996 and 1995                                                   3

                Notes to consolidated financial statements                                                    4

   Item 2    Management's discussion and analysis of financial condition
                and results of operations                                                           5 through 9


Part II.     Other Information                                                                               10

Signatures                                                                                                   11

Exhibit 11     Computation of per share earnings

Exhibit 27     Financial Data Schedule

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                               September 30, 1996         December 31, 1995
                                                               ------------------         -----------------
Assets
   Cash and cash equivalents                                         $1,727                   $2,305
   Securities available for sale                                     25,329                   19,711
   Investment securities held to maturity
      (estimated market value of $2,415 and $9,032)                   2,455                    9,058
   Mortgage-backed securities held to maturity
      (estimated market value of $20,800 and $22,393)                20,980                   22,450
   Loans receivable, net                                             81,076                   74,035
   Real estate owned and in judgment, net                                40                       33
   Federal Home Loan Bank stock, at cost                              1,960                    1,960
   Office property and equipment, net                                 2,475                    2,315
   Accrued interest receivable                                        1,132                      875
   Other assets                                                         533                      222
                                                              --------------            -------------

Total assets                                                       $137,707                 $132,964
                                                              ==============            =============


Liabilities
   Deposits                                                        $101,297                 $101,334
   Advances from Federal Home Loan Bank                              25,900                   20,500
   Advances from borrowers for taxes and insurance                      215                      412
   Accrued interest payable                                             122                       72
   Accrued expenses and other liabilities                             1,105                      750
                                                              --------------            -------------

Total liabilities                                                  $128,639                 $123,068
                                                              --------------            -------------

Stockholders' equity
   Serial preferred stock, $.01 par value,
      500,000 shares authorized, none issued                       $    ---                  $    ---
   Common stock, $.01 par value, 2,000,000 shares
      authorized, 455,000 issued and outstanding                          5                        5
   Additional paid-in capital                                         4,037                    4,037
   Retained earnings, substantially restricted                        7,608                    7,403
   Treasury stock, at cost, 105,621 shares
      for 1996 and 86,170 shares for 1995                            (2,211)                  (1,700)
   Employee benefit plans                                              (180)                    (190)
   Unrealized (loss) appreciation on securities
      available for sale, net of taxes on income                       (191)                     341
                                                              --------------            -------------

Total stockholders' equity                                           $9,068                   $9,896
                                                              --------------            -------------

Total liabilities and stockholders' equity                         $137,707                 $132,964
                                                              ==============            =============

                                     Page 1

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                1996            1995              1996            1995
                                                             ------------    -----------       ------------    ------------
Interest income:
   Loans receivable                                             $1,627         $1,467             $4,776          $4,274
   Mortgage-backed securities                                      552            581              1,652           1,806
   Investment securities                                           329            321              1,036             811
   Deposits in other banks                                          13             27                 41              79
   Other interest-earning assets                                    36             34                103             101
                                                             ----------    -----------       ------------    ------------
      Total interest income                                      2,557          2,430              7,608           7,071
                                                             ----------    -----------       ------------    ------------

Interest expense:
   Deposits                                                      1,189          1,211              3,523           3,495
   Advances from FHLB and other borrowings                         402            266              1,136             672
                                                             ----------    -----------       ------------    ------------
      Total interest expense                                     1,591          1,477              4,659           4,167
                                                             ----------    -----------       ------------    ------------

      Net interest income                                          966            953              2,949           2,904
      Provision for losses on loans                                 12             12                 36              36
                                                             ----------    -----------       ------------    ------------

Net interest income after provision for losses on loans            954            941              2,913           2,868
                                                             ----------    -----------       ------------    ------------

Non-interest income:
   Fees and service charges                                         45             46                126             129
   Gain on sale of securities available for sale                     0             26                  0              76
   Other                                                             9             79                 97              95
                                                             ----------    -----------       ------------    ------------
      Total non-interest income                                     54            151                223             300
                                                             ----------    -----------       ------------    ------------

Non-interest expense:
   Compensation and benefits                                       284            283                860             878
   Office property and equipment                                    89             88                259             254
   Deposit insurance premiums                                      734             61                854             183
   Data processing                                                  43             42                125             126
   Other                                                           151            181                487             535
                                                             ----------    -----------       ------------    ------------
      Total non-interest expense                                 1,301            655              2,585           1,976
                                                             ----------    -----------       ------------    ------------

Earnings (loss) before taxes on income                            (293)           437                551           1,192
Taxes on income (tax benefit from loss)                           (106)           146                202             395
                                                             ----------    -----------       ------------    ------------

Net earnings (loss)                                              ($187)          $291               $349            $797
                                                             ==========    ===========       ============    ============


Earnings (loss) per share -
            - primary and fully-diluted                         ($0.51)         $0.75              $0.93           $1.99
                                                             ==========    ===========       ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                  1996               1995
                                                                              --------------     -------------
Cash flows from operating activities:
   Net earnings                                                                     $349              $797
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                                36                36
         Proceeds from sale of loans originated for resale                           ---               128
         Disbursements on loans originated for resale                                ---               (95)
         Depreciation                                                                102                96
         Gain on sale of investment securities                                       ---               (76)
         Amortization of recognition and retention plan benefits                      10                14
         ESOP expense                                                                 32                26
         Amortization of loan fees, premiums and discounts                            72               111
         Decrease (increase) in accrued interest receivable                         (257)             (267)
         Decrease (increase) in other assets                                         (90)             (143)
         Increase (decrease) in accrued interest payable                              51                56
         Increase (decrease) in accrued expenses and other liabilities               417               (15)
                                                                             ------------     -------------
Net cash provided by operating activities                                            722               668
                                                                             ------------     -------------

Cash flows from investing activities:
   Purchase of investment securities held to maturity                                ---            (4,000)
   Proceeds from maturities of investment securities                               6,543             2,000
   Proceeds from sale of available for sale securities                               ---               285
   Purchase of investments available for sale                                     (7,605)           (3,000)
   Purchase of loans                                                              (5,046)           (1,982)
   Purchase of mortgage-backed securities held to maturity                        (2,014)              ---
   Principal repayments on mortgage-backed securities                              4,593             4,048
   Decrease (increase) in loans receivable                                        (2,126)              (89)
   Proceeds from sale of real estate owned, net                                      102               368
   Purchase of office property and equipment                                        (262)             (139)
                                                                             ------------     -------------
Net cash provided by (used in) investing activities                               (5,815)           (2,509)
                                                                             ------------     -------------

Cash flows from financing activities:
   Increase (decrease) in deposits                                                   (38)             (218)
   Proceeds from advances from FHLB                                                7,500             6,000
   Repayment of advances from FHLB                                                (2,100)              ---
   Treasury stock acquired                                                          (511)             (893)
   Payment of cash dividends                                                        (139)             (138)
   Net increase (decrease) in advances from borrowers
      for taxes and insurance                                                       (197)             (192)
                                                                             ------------     -------------
Net cash provided by (used in) financing activities                                4,515             4,559
                                                                             ------------     -------------

Net increase (decrease) in cash and cash equivalents                                (578)            2,718
Cash and cash equivalents at beginning of year                                     2,305             3,473
                                                                             ------------     -------------
Cash and cash equivalents at end of period                                        $1,727            $6,191
                                                                             ============     =============

Supplemental disclosures:
   Cash paid during the nine months for:
      Interest                                                                    $4,609            $4,111
      Taxes on income                                                                532               421
   Transfers from loans to real estate owned                                         109               125
                                                                             ============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies

         The consolidated financial statements for the three months and nine months ended September 30, 1996 and 1995 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

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

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

         When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

         Midwest Bancshares, Inc. (the "Company") had a net loss of $187,000, or $0.51 per share, and net earnings of $349,000, or $0.93 per share, respectively, for the three months and nine months ended September 30, 1996, compared to net earnings of $291,000 and $797,000, or $0.75 and $1.99 per share, for the same periods in 1995. The net loss for the quarter and the decrease in net earnings for the nine month period were primarily due to a one-time pre-tax charge of approximately $675,000 representing a special assessment of 65.7 basis points on the Association's deposits held as of March 31, 1995, as a result of the Deposit Insurance Funds Act of 1996 which was passed on September 30, 1996 to recapitalize the SAIF insurance fund. Excluding this unusual expense, net earnings for the three and nine months ended September 30, 1996 would have been $241,000, or $0.65 per share, and $777,000, or $2.06 per share, respectively. Other comparisons are discussed in more detail below.

         Net Interest Income

         Net interest income increased $13,000 and $45,000, respectively, for the three months and nine months ended September 30, 1996 over the comparable periods in 1995. The Company's net interest rate spread was 2.60% and 2.68%, respectively, for the three months and nine months ended September 30, 1996 compared to 2.66% and 2.77% for the comparable periods in 1995. The Company's net interest margin on interest-earning assets was 2.87% and 2.95%, respectively, for the three months and nine months ended September 30, 1996 compared to 2.93% and 3.02% for the comparable periods in 1995.

         Interest income increased by $127,000 and $537,000 for the three months and nine months ended September 30, 1996, respectively, over the comparable periods in 1995. Average interest-earning assets increased by approximately $4.4 million and $5.4 million for the three months and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increases in average interest-earning assets were primarily due to increases in loans outstanding and increases in investments, primarily U.S. Agency bonds, funded by increases in FHLB advances. The average yield on interest-earning assets increased by 13 basis points and 24 basis points, respectively, for the three months and nine months ended September 30, 1996, over the comparable periods in 1995. The increases in average

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Net Interest Income (continued)

yield were primarily due to the purchase of investments and loans yielding higher market interest rates and due to adjustable-rate loans, some of which have below-market initial teaser rates, and mortgage-backed securities in the portfolio adjusting to higher rates in response to higher market interest rates. Yield adjustments on the Company's adjustable-rate portfolio occur periodically over time and may tend to lag behind the changes experienced in the market. These adjustments may also be limited by periodic and lifetime caps on such adjustments.

         Interest expense increased by $114,000 and $492,000, respectively, for the three months and nine months ended September 30, 1996, over the comparable periods in 1995. Average interest-bearing liabilities increased by approximately $4.3 million and $5.1 million for the three months and nine months, respectively, primarily due to increases of $8.7 million and $9.7 million in borrowings from the FHLB, partially offset by decreases of $4.4 million and $4.6 million of deposits, respectively. The decrease in average deposits was primarily the result of the sale of $7.7 million of deposits in December, 1995. The average rates paid on interest-bearing liabilities increased 19 basis points and 33 basis points for the three months and nine months ended September 30, 1996, respectively, over the comparable periods in 1995. The increases in average rates paid were primarily due to deposits and FHLB advances repricing to higher rates as a result of higher market interest rates. The changing mix of funding sources also contributed to the increase in the cost of funds as the Company increased its borrowings from the FHLB, in order to fund asset growth, at rates which were generally higher than the overall cost of deposits.

         Provision for Losses on Loans

         The provision for losses on loans was $12,000 and $36,000 for the three months and nine months ended September 30, 1996 and 1995. The amount of provision was a result of the determination by management to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At September 30, 1996 and 1995, the Company's allowance for losses on loans totaled $674,000 and $664,000, respectively, or 0.82% and 0.91% of total loans, excluding mortgage-backed securities, and 110.67% and 337.06% of total non-performing loans. The latter ratio was impacted by a $412,000 increase in non-performing loans from $197,000 at September 30, 1995 to $609,000 at September 30, 1996, primarily due to one multi-family loan for $476,000 which was placed on non-accrual status due to the bankruptcy filing of the borrower. Management does not anticipate a material loss on the resolution of this loan delinquency. The Company had net charge-offs of $1,000 and $38,000, respectively, during the three months and nine months ended September 30, 1996 compared to none and $22,000 for the three months and nine months ended September 30, 1995.

         Non-interest income

         Total non-interest income decreased by $97,000 and $77,000 for the three months and nine months ended September 30, 1996 compared to the same periods in 1995. The decreases were primarily due to gains of $26,000 and $76,000 on the sale of marketable equity securities for the three months and nine months ended September 30, 1995 with no comparable gains in 1996. Also contributing to the decrease in non-interest income for the three months ended September 30, 1996 was a $75,000 special dividend received from the Association's data processor in September 1995, with no comparable dividend in 1996. The Company did, however, receive a $59,000 distribution from the sale of the Company's data processor in June, 1996.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Non-interest expense

         Total non-interest expense increased by $646,000 and $609,000 for the three months and nine months ended September 30, 1996 compared to the same periods in 1995. The increases were primarily due to a one-time pre-tax charge of approximately $675,000 representing a special assessment of 65.7 basis points on the Association's deposits held as of March 31, 1995, as a result of the Deposit Insurance Funds Act of 1996 which was passed on September 30, 1996 to recapitalize the SAIF insurance fund. This assessment is payable on November 27, 1996 and will be deductible for tax purposes on the Company's 1996 income tax returns. As a result of the special assessment, the SAIF fund will be fully-funded and therefore, the Association expects a reduction of FDIC assessments which will provide annual savings of approximately $170,000 before tax, based on current deposit levels, beginning in January 1997.

         The one-time charge discussed above was partially offset by a decrease in compensation and benefits of $18,000 for the nine months ended September 30, 1996 primarily due to increased loan production due to more favorable borrowing rates, primarily in the first quarter, which resulted in increased loan fees of $28,000 for the nine months ended September 30, 1996, which offset the cost of originating loans, primarily compensation and benefits.

         Taxes on Income

         Taxes on income were $252,000 and $193,000 less for the three months and nine months ended September 30, 1996, than the comparable periods in 1995. The decreases were primarily due to decreased taxable income due to the tax-deductibility of the deposit insurance assessment discussed above.

Financial Condition

         The Company's total assets at September 30, 1996 were $137.7 million, increasing from $133.0 million at December 31, 1995. The increase was due to an intentional increase in interest-earning assets in an effort to increase net interest income. The increase of approximately $4.7 million was primarily due to the purchase of $7.6 million of securities available for sale, the purchase of $2.0 million of mortgage-backed securities to be held to maturity, the purchase of $5.0 million in loans receivable, and the net origination of loans receivable of $2.1 million, partially offset by maturities of $6.5 million of investment securities held to maturity, and principal repayments of $4.6 million from mortgage-backed securities. The increase in total assets was funded by borrowing $5.4 million, net in advances from the FHLB. Cash of $511,000 was used to acquire 5% of the Company's common stock during the nine months ended September 30, 1996 pursuant to the Company's stock repurchase program. Loan originations during the nine months ended September 30, 1996 totaled $5.5 million more than in the same period in 1995. The increase was primarily due to a more favorable lending market due to lower loan rates in the first quarter of 1996 compared to the first quarter of 1995.

         Total stockholders' equity decreased $828,000 due to the $511,000 purchase of treasury stock and the $532,000 change in net unrealized losses on investments available for sale (due to increased market rates of interest), offset by the $349,000 net earnings for the period less $144,000 in dividends declared during the period.

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

         Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For September 1996, the Association's liquidity ratio was 9.6% compared to 23.4% for December 1995. The decrease was primarily due to the purchase of investment securities available for sale, which, because of their maturity term, did not qualify as liquid investments and due to the use of liquid assets to fund an increase in the loan portfolio. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association intends to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in loans in nearby markets.

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

         The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At September 30, 1996, the Association had outstanding commitments to extend credit totaling $0.6 million and no commitments to purchase loans or investments.

         At September 30, 1996, the Association had tangible and core capital of $8.4 million, or 6.09% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, respectively, by $6.3 million and $4.2 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of September 30, 1996, the Association had risk-weighted assets of $59.2 million, a risk-based requirement of $4.7 million and risk-based capital of $9.0 million, or 15.27%, which exceeds the requirement by $4.3 million. The Association's regulatory capital information is shown in a table on the following page.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources (continued)


         Regulatory Capital Table

                                                              (Dollars in thousands)

                                                     Tangible         Core           Risk-based
                                                      Capital        Capital           Capital
                                                     -------------------------------------------
         Association's capital                        $8,359          $8,359           $8,359
         Additional capital - general allowances          --              --              674
                                                      ------          ------           ------

         Regulatory capital                           $8,359          $8,359           $9,033
         Minimum capital requirement                   2,058           4,117            4,732
                                                      ------          ------           ------

         Excess regulatory capital                    $6,301          $4,242           $4,301
                                                      ======          ======           ======





         The unrealized (loss) appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the implementation of Statement No. 115 of the Financial Accounting Standards Board. At September 30, 1996, the net unrealized loss of $191,000, down from a net gain of $341,000 at December 31, 1995, consisted primarily of the net unrealized market loss, net of tax, due to increased market interest rates, on certain GNMA mortgage-backed securities, U.S. Agency securities, and marketable equity securities which have been identified as available for sale by management.

                            MIDWEST BANCSHARES, INC.

                           PART II. Other Information

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:
                  Exhibit 11  Computation of Per Share Earnings
                  Exhibit 27  Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   Signatures


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MIDWEST BANCSHARES, INC.
                                          Registrant



Date:  November 5, 1996                   /s/  William D. Hassel
       --------------------               ------------------------------
                                          William D. Hassel
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  November 5, 1996                   /s/  Robert D. Maschmann
       --------------------               ------------------------------
                                          Robert D. Maschmann
                                          Executive Vice President and
                                                   Chief Financial Officer
                                          (Principal Financial and
                                                   Accounting Officer)

                                      Index to Exhibits


                                                           Sequentially
                                                           Numbered Page
  Exhibit                                                 Where Attached
   Number                                              Exhibits are Located
-------------                                         ------------------------

     11      Computation of Per Share Earnings

     27      Financial Data Schedule