Form 10KSB
period 1996-12-31
MIDWEST BANCSHARES INC /DE/
filed 1997-03-31
CIK 890980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                    to
                                        ----------------      -----------------

       Commission file number       0-20620

                            MIDWEST BANCSHARES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                               42-1390587
-------------------------------             -----------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)

3225 Division Street, Burlington, Iowa                                 52601
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:        (319) 754-6526
                                                 ------------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES X   NO
   ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $10.5 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of February 28, 1997, was $7.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 21, 1997, there were issued and outstanding 349,379 shares of the Issuer's Common Stock.

       Transitional Small Business Disclosure Format (check one): Yes    No X

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Annual Report to Stockholders
            for the fiscal year ended December 31, 1996. Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

         Midwest Bancshares, Inc. (the "Company" or "Midwest") is a Delaware corporation which was organized in 1992 by Midwest Federal Savings and Loan Association of Eastern Iowa (the "Association" or "Midwest Federal") for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding stock of the Association issued on November 10, 1992 in connection with the completion of the conversion of the Association from the mutual to the stock form of organization (the "Conversion"). The Company issued 455,000 shares of common stock at a price of $10.00 per share in the Conversion. All references to the Company at or before November 10, 1992 refer to the Association. The Association, the Company's only operating subsidiary, was initially chartered in 1919 and became a federal savings and loan association in 1934.

         The Company serves Des Moines, Lee and Louisa Counties in southeastern Iowa through the Association's four retail banking offices located in Burlington, Wapello and Ft. Madison, Iowa. At December 31, 1996, the Company had total assets of $136.4 million, deposits of $101.9 million, and stockholders' equity of $9.6 million.

         As a community-oriented financial institution, the Association offers a variety of financial services to meet the needs of the communities it serves. The Association is principally engaged in attracting retail deposits from the general public and investing those funds primarily in first mortgages on owner-occupied, single-family residential loans and mortgage-backed securities. To a much lesser extent, the Association also originates residential construction, small business commercial loans, land development, agricultural land and consumer loans in the Association's market area and a limited amount of loans secured by multi-family and non-residential real estate. Through a wholly owned subsidiary, the Association also offers for sale tax-deferred annuities and other financial products.

         Like all federally chartered savings associations, Midwest Federal's operations are regulated by the Office of Thrift Supervision (the "OTS"). The Association is a member of the Federal Home Loan Bank System ("FHLBank System") and a stockholder in the Federal Home Loan Bank ("FHLBank") of Des Moines. The Association is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

         The principal sources of funds for the Association's lending activities include deposits, advances from the FHLBank of Des Moines, amortization and prepayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings and funds provided from operations.

         The Association's revenues are derived principally from interest on mortgage loans and mortgage-backed securities, interest and dividends on investment securities, loan origination income and income from deposit account service charges and from subsidiary activities.

         The executive offices of the Association are located at 3225 Division Street, Burlington, Iowa 52601 and its telephone number is (319) 754-6526. Unless the context otherwise requires, all references herein to the Association or the Company include the Company and the Association on a consolidated basis.

Lending Activities

         General. Historically, the Association originated fixed-rate mortgage loans. Since 1989, however, the Association has emphasized the origination and holding of adjustable-rate mortgage ("ARM") loans and loans with shorter terms to maturity than traditional 30 year, fixed-rate loans. Management's strategy has been to increase the percentage of assets in its portfolio with more frequent repricing or shorter maturities. In response to customer demand, however, the Association continues to originate fixed-rate mortgages with terms generally not greater than 15 years.

         The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a much lesser extent, the Association also originates residential construction, small business commercial loans, land development, agricultural land and consumer loans in the Association's market area. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At December 31, 1996, the Association's net loan and mortgage-backed securities portfolio totalled $109.6 million.

         Generally, all loans must be approved by a committee comprised of the three top officers in the Association's lending department, with the Association's President acting as an alternate member. A majority vote is required for the approval of any loan. All loan approvals are ratified by the Board of Directors.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Association's loans-to-one-borrower limit was reduced, generally to the greater of $500,000 or 15% of unimpaired capital and surplus. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1996, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.3 million. At December 31, 1996, the Association had no loans which exceeded this amount.

         At December 31, 1996, the principal balance of the largest lending relationship with any one borrower or group of related borrowers, was $1,289,000 and consists of two participation loans secured by a 192-unit apartment building located in Bettendorf, Iowa. The principal balance of the second largest lending relationship with one borrower was $975,000 at December 31, 1996, and is a participation loan secured by a 92-bed nursing home located in Oskaloosa, Iowa. This loan was paid off on March 14, 1997. The third largest lending relationship with one borrower had a principal balance of $971,000 at December 31, 1996, and consists of two participation loans, secured by two assisted, congregate-care facilities. One is a 68-unit facility located in Cedar Rapids, Iowa, and the other is a 46-unit facility located in Dubuque, Iowa. The fourth largest lending relationship with one borrower had a principal balance of $812,000 at December 31, 1996, and consists of two participation loans, secured by two apartment complexes located in Madison, Wisconsin, one 20-unit and one 23-unit. See "- Commercial/Multi-Family Real Estate Lending" for details regarding these loan participations. Each of the loans discussed above was current as of December 31, 1996. At December 31, 1996, the Association had no other loans to one borrower or group of related borrowers which had an existing balance at December 31, 1996, in excess of $500,000.

         Loan Portfolio Composition. The following information concerning the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees (premiums) and discounts and allowances for losses) as of the dates indicated.

                                                                           December 31,
                                                      1996                     1995                     1994
                                               ---------------------------------------------------------------------------
                                                   Amount        Percent     Amount      Percent    Amount        Percent
                                                                     (Dollars in Thousands)
Real Estate Loans:
 One- to
  four-family..............................      $63,209          75.85%    $61,839        80.03%  $61,849          85.54%
 Commercial/multi-family...................       10,363          12.44       7,820        10.12     3,992           5.52
 Construction or                                                              1,151                  2,342
  development(1)...........................          828            .99                     1.49                     3.24
                                                --------         ------                   ------                    -----
     Total real estate loans...............       74,400          89.28      70,810        91.64    68,183          94.30
                                                --------         ------     -------       ------   -------         ------

Consumer and Other Loans:
 Deposit account...........................          354            .43         383          .50       344            .47
 Automobile................................        1,001           1.20       1,033         1.34       810           1.12
 Home equity/home
  improvement..............................        4,093           4.91       3,886         5.03     2,745           3.80
 Other.....................................        3,484           4.18       1,155         1.49       224            .31
                                                --------         ------     -------       ------    ------         ------
     Total consumer and
      other loans..........................        8,932          10.72       6,457         8.36     4,123           5.70
                                                --------        -------     -------       ------    ------         ------
     Total loans...........................       83,332         100.00%     77,267       100.00%   72,306         100.00%
                                                                 ======                   ======                   ======

Less:
 Loans in process..........................        1,274                      2,347                  1,096

 Deferred fees and discounts...............          147                        209                    216
 Allowance for losses......................          686                        676                    650
                                                --------                    -------                -------
 Total loans receivable, net...............      $81,225                    $74,035                $70,344
                                                 =======                    =======                =======

                                                              December 31,
                                             -----------------------------------------------
                                                     1993                    1992
                                             -----------------------------------------------
                                              Amount      Percent     Amount      Percent
                                                     (Dollars in Thousands)
Real Estate Loans:
 One- to
  four-family..............................  $58,405         86.64%  $51,808         84.86%
 Commercial/multi-family...................    4,535          6.73     6,017          9.86
 Construction or                               1,677                   1,469
  development(1)...........................                   2.49                    2.40
                                                            ------                  ------
     Total real estate loans...............   64,617         95.86    59,294         97.12
                                             -------        ------   -------        ------

Consumer and Other Loans:
 Deposit account...........................      257           .38       287           .47
 Automobile................................      568           .84       198           .32
 Home equity/home
  improvement..............................    1,798          2.67     1,267          2.08
 Other.....................................      168           .25         4           .01
                                              ------        ------    ------        ------
     Total consumer and
      other loans..........................    2,791          4.14     1,756          2.88
                                              ------        ------    ------        ------
     Total loans...........................   67,408        100.00%   61,050        100.00%
                                                            ======                  ======

Less:
 Loans in process..........................                  1,417                     946

 Deferred fees and discounts...............                    125                      78
 Allowance for losses......................                    652                     587
                                                           -------                 -------
 Total loans receivable, net...............                $65,214                 $59,439
                                                           =======                 =======

    ------------------

    (1)  Consists primarily of residential construction loans.

      The following table shows the composition of the Association's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                                   December 31,
                                                    ---------------------------------------------------------------------------
                                                               1996                     1995                     1994
                                                    ---------------------------------------------------------------------------
                                                       Amount       Percent     Amount        Percent    Amount        Percent
                                                                              (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...........................      $26,595         31.91%   $24,218          31.34%  $25,319          35.01%
Commercial/multi-family.........................        1,230          1.48      1,522           1.97     1,603           2.22
  Construction or development...................           65           .08        274            .36       504            .70
                                                    ---------       -------    -------        ------- ---------        -------
     Total real estate loans....................       27,890         33.47     26,014          33.67    27,426          37.93
                                                     --------        ------    -------         ------  --------         ------
  Consumer and other loans......................        6,104          7.32      5,332           6.90     4,123           5.70
                                                    ---------        ------    -------         ------  --------        -------
     Total fixed-rate loans.....................       33,994         40.79     31,346          40.57    31,549          43.63
                                                     --------        ------    -------         ------  --------        -------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family...........................       36,614         43.94     37,621          48.69    36,530          50.52
  Commercial/multi-family.......................        9,133         10.96      6,298           8.15     2,389           3.31
  Construction or development                             763           .92        877           1.13     1,838           2.54
     Total adjustable-rate                           --------       -------   --------         ------ ---------         ------
      real estate loans.........................       46,510         55.82     44,796          57.97    40,757          56.37
     Consumer and other loans...................        2,828          3.39      1,125           1.46       ---            ---
                                                     --------       -------   --------         ------ ---------         ------
     Total adjustable-rate
      loans.....................................       49,338         59.21     45,921          59.43    40,757          56.37
                                                       ------       -------   --------         ------   -------         ------

     Total loans................................       83,332        100.00%    77,267         100.00%   72,306         100.00%
                                                                     ======                    ======                   ======

Less:
 Loans in process...............................        1,274                    2,347                    1,096
 Deferred fees and discounts....................          147                      209                      216
 Allowance for loan losses......................          686                      676                      650
                                                     --------                 --------                ---------
    Total loans receivable, net.................      $81,225                  $74,035                  $70,344
                                                      =======                  =======                  =======

                                                                      December 31,
                                                   ------------------------------------------------
                                                             1993                     1992
                                                   ------------------------  ----------------------
                                                     Amount        Percent    Amount       Percent
                                                                (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...........................    $25,279          37.50%  $28,252         46.28%
Commercial/multi-family.........................      4,294           6.37     5,916          9.69
  Construction or development...................        458            .68       ---           ---
                                                   --------         ------   -------        ------
     Total real estate loans....................     30,031          44.55    34,168         55.97
                                                   --------         ------  --------        ------
  Consumer and other loans......................      2,791           4.14     1,756          2.88
                                                   --------        ------- ---------        ------
     Total fixed-rate loans.....................     32,822          48.69    35,924         58.85
                                                   --------        -------  --------        ------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family...........................     33,126          49.14    23,556         38.58
  Commercial/multi-family.......................        241            .36       101           .16
  Construction or development                         1,219           1.81     1,469          2.41
                                                    -------         ------   -------        ------
     Total adjustable-rate                           34,586          51.31    25,126         41.15
      real estate loans.........................        ---            ---       ---           ---
     Consumer and other loans...................    -------         ------   -------        ------
     Total adjustable-rate
      loans.....................................     34,586          51.31    25,126         41.15
                                                    -------         ------   -------        ------

     Total loans................................     67,408         100.00%   61,050        100.00%
                                                                    ======                  ======
Less:
 Loans in process...............................      1,417                      946
 Deferred fees and discounts....................        125                       78
 Allowance for loan losses......................        652                      587
                                                    -------                  -------
    Total loans receivable, net.................    $65,214                  $59,439
                                                    =======                  =======

         The following table illustrates the contractual maturity of the Association's loan portfolio at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as repricing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                             Real Estate
                                             --------------------------------------------------------------------------
                                                   One- to four-              Commercial/             Construction
                                                       Family                Multi-family            or Development
                                              --------------------      --------------------     ----------------------
                                                      Weighted                 Weighted                 Weighted
                                                      Average                  Average                   Average
                                              Amount          Rate      Amount          Rate      Amount          Rate
                                              ------          ----      ------          ----      ------          ----
                                                                       (Dollars in Thousands)
Due During Year(s) Ended
     December 31,

1997(1)................................      $ 2,465           8.18%   $   303           8.72%      $ 13           8.09%
1998...................................        2,676           8.19        329           8.72         14           8.08
1999...................................        2,905           8.19        359           8.72         16           8.10
2000 and 2001..........................        6,569           8.21        821           8.72         36           8.09
2002 to 2006...........................       21,643           8.19      1,731           8.45        119           8.09
2007 to 2016...........................       25,264           7.78      5,284           8.25        401           8.05
2017 and following.....................        1,687           7.55      1,536           8.25        229           8.01
                                            --------                  --------                     -----
    Total..............................      $63,209                   $10,363                      $828
                                             =======                   =======                      ====




                                                     Consumer
                                                     and Other                   Total
                                              ----------------------   ------------------------
                                                     Weighted                  Weighted
                                                      Average                   Average
                                               Amount           Rate    Amount            Rate
                                               ------           ----    ------            ----
                                                          (Dollars in Thousands)

Due During Year(s) Ended
     December 31,

1997(1)................................        $1,975           8.37%  $  4,756           8.29%
1998...................................         2,148           8.37      5,167           8.30
1999...................................         1,053           8.30      4,333           8.26
2000 and 2001..........................         1,831           8.27      9,257           8.27
2002 to 2006...........................         1,616           8.00     25,109           8.20
2007 to 2016...........................           309           8.00     31,258           7.86
2017 and following.....................           ---          ---        3,452           7.89
                                            ---------                  --------
    Total..............................        $8,932                   $83,332
                                               ======                   =======

---------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         As of December 31, 1996, the total amount of loans due or repricing after December 31, 1997 which had predetermined interest rates was $30.4 million, while the total amount of loans due or repricing after such date which had floating, adjustable or renegotiable interest rates was $48.2 million.

         One-to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Association has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At December 31, 1996, the Association's one- to four-family residential mortgage loans, excluding mortgage-backed securities, totalled $63.2 million, or 75.85% of the Association's loan portfolio, substantially all of which are conventional loans.

         The Association currently makes adjustable-rate one- to four-family residential mortgage loans in amounts up to 95% of the appraised value, or selling price, of the secured property, whichever is less. Generally, for loans with a loan-to-value ratio in excess of 80%, the Association requires private mortgage insurance to reduce exposure levels below the 80% level. The Association currently offers one-year ARM loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The loans provide for a 2% annual cap and floor, and a 6% lifetime cap and floor on the interest rate over the rate in effect at the date of origination. The Association also offers loans with a fixed rate for three, five or seven years which automatically convert to the one-year ARM terms discussed above at the end of the fixed-rate term. These loans' annual and lifetime caps on interest rate increases reduce the extent to which they can help protect the Association against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto (the "Annual Report"). Approximately 37% of the loans originated in 1996 by the Association were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         Adjustable-rate loans decrease the risks associated with changes in interest rates, as indicated above. They do, however, involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Association believes that these risks, which have not had a material adverse effect on the Association to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         The Association also originates fixed-rate mortgage loans for its portfolio. These loans are predominantly for terms of 15 years. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.

         In underwriting residential real estate loans, the Association evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Potential borrowers are qualified for fixed-rate loans based upon the initial or stated rate of the loan. On ARM loans, the borrower is generally qualified on at least the maximum second year rate.

         An appraisal of the security property is obtained on all loan applications from Board-approved independent fee appraisers. The Association requires, in connection with the origination of residential real estate loans, an opinion of counsel regarding title, and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect the Association's interest. The cost of this insurance coverage is paid by the borrower.

         At December 31, 1996, approximately $5.5 million, or 8.7% of the Association's one- to four-family residential mortgage loan portfolio had been purchased by the Association. These loans are secured by property located primarily in California, Colorado, Arizona, Virginia and Texas, and have been in the Association's portfolio for several years. The majority of the loans secured by property located in California were purchased from the Association's former mortgage banking subsidiary. The Association has purchased only a limited amount of one- to four-family residential mortgage loans over the last five years. Despite a decrease in the Association's portfolio of purchased one- to four-family loans from $5.9 million in 1995, $6.9 million in 1994 and $10.1 in 1993, the level of delinquencies in this portion of the Association's portfolio was higher than that of the loans originated and retained by the Association at December 31, 1996 and accounted for 31% of the total dollar amount of delinquent one- to four-family loans at that date compared to 45% at December 31, 1995. The Association believes that the higher level of delinquencies, when compared to the rest of the loan portfolio, was due to general economic conditions in California during the recent past, where most of the properties securing delinquent purchased loans are located. See also "- Asset Quality - Non-Performing Assets."

         The Association's residential mortgage loans customarily include due-on-sale clauses giving the Association the right to declare the loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Association has enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield. The yield increase is obtained through the authorization of assumptions of existing loans at higher rates of interest and the imposition of assumption fees. ARM loans may be assumed provided home buyers meet the Association's underwriting standards and the loan terms are modified, to the extent necessary, to conform with present yield and maturity requirements.

         The Association also maintains an escrow account for most of its loans secured by real estate, in order to ensure that the borrower provides funds to cover property taxes in advance of the required payment. These accounts are analyzed annually to confirm that adequate funds are available. For loans which do not include an escrow requirement, an annual review of tax payments is performed by the Association in order to confirm payment. In order to monitor the adequacy of cash flows on income-producing properties, the borrower or lead lender is notified annually, requesting financial information including rental rates and income, maintenance costs and an update of real estate property tax payments.

         Commercial/Multi-Family Real Estate Lending. At December 31, 1996, the Association had $10.4 million in commercial/multi-family real estate loans, representing 12.44% of the Association's loan portfolio. Most of these loans have been purchased or are participations with other lenders. Substantially all of the Association's commercial/multi-family real estate loan portfolio is secured by multi-family residential property, primarily apartment buildings. Many of these properties are located outside the Association's market area, primarily Des Moines and Cedar Rapids, Iowa, and the States of Wisconsin and Washington.

         At December 31, 1996, the principal balance of the largest lending relationship with any one borrower or group of related borrowers, was $1,289,000 and consists of two participation loans originated in 1995 and 1996, secured by a 192-unit apartment building located in Bettendorf, Iowa. The Association's participation represents approximately 50.0% of the first loan of approximately $1.8 million and approximately 7.0% of the second loan amount of approximately $5.7 million. The first loan is amortized over 26 years, at a rate of 9.25% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.75%, adjusted annually. The second loan is a 10-year balloon loan, at a rate of 9.0% for the first three years and thereafter at a rate equal to the National Monthly Median Cost of Funds of SAIF Institutions plus 3.75%.

         The principal balance of the second largest lending relationship was $975,000 and is a participation loan originated in 1994, secured by a 92-bed nursing home located in Oskaloosa, Iowa. The Association's participation represents approximately 55.5% of the total outstanding loan amount of $1.8 million. The loan is amortized over 20 years, at a rate of 7.75% (representing the New York prime rate plus, 1.75%) for the first three years and thereafter at a rate equal to the New York prime rate plus 1.25%, adjusted annually. This loan was paid in full on March 14, 1997.

         The third largest lending relationship had a principal balance of $971,000 and consists of two participation loans originated in 1995, secured by two assisted, congregate-care facilities. One is a 68-unit facility located in Cedar Rapids, Iowa, and the other is a 46-unit facility located in Dubuque, Iowa. The Association's participation represents approximately 14% of the first loan amount of approximately $3.5 million and approximately 16% of the second loan amount of approximately $3.0 million. The first loan is amortized over 25 years, at a rate of 9.00% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.50%. The second loan is amortized over 25 years, at a rate of 9.50% for the first three years and thereafter at a rate equal to the Federal Cost of Funds plus 3.25%.

         The fourth largest lending relationship had a principal balance of $812,000 and consists of two participation loans originated in 1996, secured by two apartment complexes located in Madison, Wisconsin, one 20-unit and one 23-unit. The Association's participation represents approximately 40% of the first loan amount of approximately $1.1 million and approximately 40% of the second loan amount of approximately $1.0 million. The first loan is amortized over 25 years, at a rate of 8.875% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.50%. The second loan is amortized over 15 years, at a rate of 8.75% for the first three years and thereafter at a rate equal to the Federal cost of Funds index plus 3.50%. Each of these loans was current as of December 31, 1996.

         The Association has no other commercial/multi-family real estate loans to one borrower, or group of borrowers, which have an existing net balance in excess of $500,000.

         Commercial/multi-family real estate lending affords the Association an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial/multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The Association has attempted to minimize these risks through its underwriting standards. For the years 1996, 1995 and 1994, the Association purchased participations in commercial/multi-family real estate loans totaling $3.4 million, $4.3 million and $2.5 million, respectively. See also "- Originations Purchases and Sales of Loans and Mortgage- Backed Securities."

         Residential Construction Lending. The Association originates a limited number of loans to finance the construction of single-family residences. These loans are primarily made to individuals who will ultimately be the owner-occupier of the house. Such loans are generally made as a permanent financing on the constructed property with the initial six month term on an interest-only basis. At December 31, 1996, the Association had loans to finance the construction of single-family residences totaling $828,000, or 0.99% of the Association's loan portfolio.

         Residential construction loans are generally underwritten using the same criteria as for one- to four-family residential loans. Payouts during the construction phase are only made after inspection by the Association's personnel. Authority for payouts is also required from the borrower and the general contractor.

         The Association has also originated a limited amount of land development loans in its local market area. As of December 31, 1996, the Association had only one such loan outstanding, totalling $19,000, which was current at such date.

         Consumer and Other Lending. Management considers consumer lending to be an important component of its strategic plan. Specifically, consumer loans generally have shorter terms to maturity (thus reducing Midwest Federal's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 1996, the Association's consumer loan portfolio totalled $8.9 million, or
10.72 of its loan portfolio. Under applicable federal law, the Association is authorized to invest up to 35% of its assets in consumer loans.

         Midwest Federal offers a variety of secured consumer loans, including home equity, home improvement, auto, boat and recreational vehicle loans and loans secured by savings deposits. The Association has also originated one loan secured by inventory of a mobile home dealer with a balance of $22,000 as of December 31, 1996. The Association also offers a limited amount of unsecured loans. The Association currently originates all of its consumer loans in its market area. The Association's home equity and home improvement loans comprised approximately 46% of the Association's total consumer loan portfolio at December 31, 1996. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to ten years. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Association's consumer loans generally have a fixed-rate of interest.

         The Association does not originate any consumer loans on an indirect basis (i.e., where loan contracts are purchased from retailers of goods or services which have extended credit to their customers).

         The underwriting standards employed by the Association for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         In 1995, the Association began purchasing participations in FmHA loans. Generally, the Association only purchases the 90% guaranteed portion of the loan. For the years 1996 and 1995, the Association purchased FmHA participations totaling $2.8 million and $1.1 million, respectively. See also "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Association's consumer loan portfolio has generally been low (at December 31, 1996, $50,000, or approximately .56% of the consumer loan portfolio, was 30 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

         Mortgage-Backed Securities. The Association has a substantial portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1996, mortgage-backed securities totalled $28.4 million. At such date, $9.0 million of these mortgage-backed securities (all of which were issued by the Government National Mortgage Association ("GNMA")) were available for sale. For information regarding the carrying and market values of Midwest Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         The Association purchases mortgage-backed securities in order to supplement the Association's loan originations. At December 31, 1996, $6.0 million, or 21.0%, and $9.4 million, or 33.3%, of the Association's mortgage-backed securities carried adjustable rates of interest and balloon maturities, respectively. Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weighting for the risk-based capital requirement of the OTS and Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

         The following table sets forth the contractual maturities of the Association's mortgage-backed securities at December 31, 1996. The table does not reflect normal monthly amortization payments or anticipated prepayments.

                                                                        Due in                              December 31,
                                          -----------------------------------------------------------------         1996
                                         6 Months    6 Months  1 to     3 to 5  5 to 10 10 to 20    Over 20      Balance
                                          or Less   to 1 Year 3 Years    Years   Years    Years      Years   Outstanding
                                          --------  --------- --------  ---------------  --------   -------  -----------
                                 (In Thousands)

Adjustable-rate mortgage-backed securities:
  Federal Home Loan
   Mortgage Corporation..................    $---     $    --- $   --- $    --- $   ---     ---   $   847     $    847
  Federal National
   Mortgage Association..................     ---          ---     ---      ---     ---     ---     4,542        4,542
  Resolution Trust Corporation...........     ---          ---     ---      ---     ---     ---       561          561
                                            -----      -------   -----    ----- -------   -----    ------    ---------

     Total adjustable-rate...............     ---          ---     ---      ---     ---     ---     5,950        5,950
                                            -----      -------  ------    ----- -------   -----    ------     --------

Fixed-rate mortgage-backed securities:
  Federal Home Loan
   Mortgage Corporation..................     432        1,404   4,920    2,689     ---     ---       ---        9,445
  Federal National
   Mortgage Association..................     ---          ---     ---      ---   1,982   1,977       ---        3,959
  Government National
   Mortgage Corporation..................     ---          ---     ---      ---     ---   6,983     2,013        8,996
                                           ------     ---------------- ----------------  ------   -------    ---------
     Total fixed-rate....................     432        1,404   4,920    2,689   1,982   8,960     2,013       22,400
                                            -----       ------ -------   ------  ------  ------   -------     --------

Total mortgage-backed
 securities..............................    $432       $1,404  $4,920   $2,689  $1,982  $8,960    $7,963      $28,350
                                             ====       ======  ======   ======  ======  ======    ======      =======


Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         As described above, the Association originates real estate loans through marketing efforts, the Association's customer base, walk-in customers, and referrals from real estate brokers and builders. The Association originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates.

         The Association purchases loans, to the extent favorable opportunities arise, on a selected basis, predominantly in multi-family real estate loans and, to a more limited extent, in small commercial real estate loans and FmHA guaranteed loan participations. Generally, the Association's purchased loans meet the criteria established by the Association for the loans it originates.

         During fiscal 1996, the Association recorded gains of $45,000 from the sale of mortgage-backed securities. During fiscal 1995, the Association recorded no gains or losses from the sale of loans and mortgage-backed securities. At December 31, 1996, the Association had no commitments to sell loans.

         The Association had no loans serviced for others as of December 31, 1996, and $18.4 million in loans serviced by others at that date.

         The following table sets forth the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.

                                                                                Year Ended December 31,
                                                                      ---------------------------------------
                                                                         1996           1995           1994
                                                                      ---------       ---------      --------
                                                                                  (In Thousands)
Originations by Type:
 Adjustable-rate:
  Real estate - one- to four-family...........................         $ 6,469         $ 4,462        $ 6,905
                - construction................................             841           1,450          3,191
                                                                       -------         -------        -------
         Total adjustable-rate................................           7,310           5,912         10,096
                                                                       -------         -------        -------
 Fixed-rate:
  Real estate - one- to four-family...........................           7,445           4,333          5,112
                - construction................................             883             134          1,580
  Consumer and other loans....................................           3,901           4,112          3,811
                                                                      --------         -------        -------
         Total fixed-rate.....................................          12,229           8,579         10,503
                                                                      --------         -------        -------

         Total loans originated(1)............................          19,539          14,491         20,599
                                                                       -------         -------        -------

Purchases:
  Real estate - commercial/multi-family.......................           3,434           4,261          2,495
  Consumer and other loans....................................           2,846           1,052            ---
  Mortgage-backed securities..................................           4,051             ---          6,241
                                                                      --------       ---------        -------
         Total purchased......................................          10,331           5,313          8,736
                                                                      --------         -------        -------

Sales:
  Real estate - one- to four-family...........................             ---              95            520
  Mortgage-backed securities..................................           1,285             ---            ---
                                                                      --------       ---------       --------
  Total sales ................................................           1,285              95            520
                                                                      --------        --------        -------

Principal repayments..........................................          21,375          18,198         23,378
                                                                      --------         -------        -------
(Decrease) in other items, net................................          (4,463)         (1,462)        (1,532)
                                                                      --------         -------        -------

         Net increase.........................................         $ 2,747         $    49        $ 3,905
                                                                       =======         =======        =======

-----------
(1)  $ 4,104,000, $1,285,000 and $1,177,000 of these originations for the years ended December 31, 1996, 1995 and 1994, respectively, were to refinance existing loans held by the Association.

Asset Quality

         When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone. Additional written and verbal contacts are made with the borrower to the extent the borrower appears to be cooperative. If not, the Association will send a 30-day default letter and, once that period elapses, usually institutes appropriate action to foreclose on the property. Interest income on loans at this point is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at public auction and may be purchased by the Association. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 10 days past due and telephone contact begins when a loan is 25 days past due. If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Iowa consumer protection laws.

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1996 and 1995. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Percentages are exclusive of mortgage-backed securities.

                                                                   Real Estate
                                            ----------------------------------------------------------
                                              One- to four-family           Commercial/Multi-Family
                                            ------------------------     -----------------------------
                                            Number   Amount  Percent     Number     Amount     Percent
                                            ------   ------  -------     ------     ------     -------
                                                            (Dollars in Thousands)
Loans delinquent for:

December 31, 1996:
 30-59 days..........................         23       $263     .42%        ---      $ ---        ---%
 60-89 days..........................         11        399      .63        ---        ---        ---
 90 days and over....................          7        245      .38          3        874       8.43
                                              --       ----    -----        ---       ----       ----
     Total...........................         41       $907     1.43%         3       $874       8.43%
                                              ==       ====     ====        ===       ====       ====


December 31, 1995:
 30-59 days..........................         30       $380         .61%    ---      $ ---        ---%
 60-89 days..........................         21        568         .92     ---        ---        ---
 90 days and over....................          3         51         .09     ---        ---        ---
                                              --      -----        ----     ---       ----        ---
     Total...........................         54       $999        1.62%    ---       $---        ---%
                                              ==       ====        ====     ===       ====        ===




                                                  Consumer and Other                 Total
                                             -----------------------------  --------------------------
                                             Number    Amount      Percent  Number   Amount    Percent
                                             ------    ------      -------  ------   ------    -------
                                                                (Dollars in Thousands)
Loans delinquent for:

December 31, 1996:
 30-59 days..........................           8        $49         .55%     31     $   312      .37%
 60-89 days..........................         ---        ---         ---      11         399      .48
 90 days and over....................           1          1         .01      11       1,120     1.35
                                               --       ----         ---     ---      ------     ----
     Total...........................           9        $50         .56%     53      $1,831     2.20%
                                              ===        ===         ===     ===      ======     ====


December 31, 1995:
 30-59 days..........................           5       $ 20         .31%     35      $  400      .52%
 60-89 days..........................           1          1         .02      22         569      .74
 90 days and over....................         ---        ---         ---       3          51      .06
                                              ---       ----         ---     ---     -------     ----
     Total...........................           6       $ 21         .33%     60      $1,020     1.32%
                                              ===       ====         ===     ===      ======     ====

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. As a matter of policy, the Association does not accrue interest on loans past due 90 days or more. For all periods presented, the Association has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Real estate owned includes assets acquired in settlement of loans, and reflect the lower of cost or fair value.

                                                                    December 31,
                                                       ----------------------------------
                                                         1996          1995         1994
                                                       -------        ------       ------
                                                              (Dollars in Thousands)
Non-accruing loans:
  One- to four-family............................       $  245         $  51        $ 164
  Commercial/multi-family real estate............          874           ---          ---
  Consumer and other.............................            1           ---          ---
                                                       -------         -----        -----
     Total.......................................        1,120            51          164
                                                       -------         -----        -----

Real estate owned:
  One- to four-family............................           12            28           20
  Commercial/multi-family real estate............          ---           ---          274
  Residential land...............................          ---             5            5
                                                       -------         -----        -----
     Total.......................................           12            33          299
                                                       -------         -----        -----

Total non-performing assets......................       $1,132         $  84        $ 463
                                                       =======         =====        =====
Total as a percentage of total assets............         .83%          .06%         .35%
                                                          ===           ===          ===

         For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms totalled $103,000. The amount that was included in interest income on such loans was $56,000 for the year ended December 31, 1996.

         The Company's ratio of non-performing assets to total assets increased to .83% at December 31, 1996 from .06% at December 31, 1995. Total non-performing assets increased $1,048,000 resulting primarily from an $874,000 increase in non-accruing commercial/multi-family real estate loans as a result of three loans becoming more than 90 days delinquent. The largest of the three loans is a participation loan, which totaled $476,000 at December 31, 1996 and is secured by a 104 unit apartment complex in Madison, Wisconsin. The Association owns approximately 17% of a $2.8 million loan. The other two loans are participation loans to one borrower, which totaled approximately $398,000 at December 31, 1996 and are secured by a 96-unit apartment complex in Madison, Wisconsin. The Association owns approximately 8% of a $5.1 million loan. All three loans are in the foreclosure process, however the foreclosure has been halted on the first loan as the borrower has filed bankruptcy. It is unknown how long the foreclosure process will be postponed; however, the Association believes there is adequate collateral in the properties to minimize the losses on disposition.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1996 there was also an aggregate of $1,287,000 in net book value of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. See "Classified Assets" for a discussion of the loans in this category.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as

"doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" by management.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets (including those considered to be "special mention") of the Association at December 31, 1996, 1995 and 1994 were as follows:



                                                    December 31,
                              --------------------------------------------------
                                      1996              1995              1994
                              --------------------------------------------------

Special Mention...............    $  876,000          $302,000        $  357,000
Substandard...................     1,543,000           455,000           749,000
Doubtful......................           ---               ---               ---
Loss..........................           ---               ---            22,000
                                  ----------         ---------        ----------

  Total classified assets.....    $2,419,000          $757,000        $1,128,000
                                  ==========          ========        ==========


         The increase in loans designated "special mention" from 1995 to 1996 was primarily the result of including one commercial/multi-family loan participation amounting to $492,000 which is secured by a 68-unit congregate care facility in Cedar Rapids, Iowa. The loan has been designated "special mention" since several mechanics liens have been filed on the property. Despite the filing of such liens, the loan payments were current as of December 31, 1996.

         The increase in loans designated "substandard" from 1995 to 1996 was primarily the result of the three commercial/multi-family loans discussed under "- Asset Quality - Non-Performing Assets."

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1996, the Association had an allowance for loan losses of $686,000. See also Notes 1 and 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 1996 and 1995 - Provision for Losses on Loans" in the Annual Report.

         The following table sets forth an analysis of the Association's allowance for loan losses at the dates indicated.


                                                      Year Ended December 31,
                                                     ------------------------
                                                      1996     1995     1994
                                                     -----    ------   ------
                                                       (Dollars in Thousands)

Balance at beginning of period...................    $ 676    $  650   $  652
                                                     -----    ------   ------

Charge-offs:
 One- to four-family.............................      (37)      (22)     (10)
 Commercial/Multi-family.........................      ---       ---      (35)
 Consumer and other..............................       (1)      ---      ---
                                                     -----    ------   ------
                                                       (38)      (22)     (45)
                                                     -----    ------   ------

Recoveries:
  One- to four-family............................      ---       ---        1
                                                     -----    ------   ------
                                                       ---       ---        1
                                                     -----    ------   ------

Net (charge-offs) recoveries.....................      (38)      (22)     (44)
                                                     -----    ------   ------
Additions charged to operations..................       48        48       42
                                                     -----    ------   ------
Balance at end of period.........................    $ 686    $  676   $  650
                                                     =====    ======   ======

Ratio of net charge-offs (recoveries) during the
 period to average loans, excluding mortgage-
 backed securities outstanding during the period.     .05%      .03%     .06%
                                                     ====      ====     ====

Allowance for loan losses to non-performing
 loans at end of period..........................   61.25% 1,325.49%  396.34%

Allowance for loan losses to total loans,
 excluding mortgage-backed securities
 at end of period................................     .82%      .87%     .90%

         The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:


                                                December 31,
                              --------------------------------------------------
                                   1996              1995              1994
                              ---------------- ----------------- ---------------
                                      Percent           Percent          Percent
                                      of Loans         of Loans         of Loans
                                      in Each           in Each         in Each
                                     Category          Category         Category
                                     to Total          to Total         to Total
                              Amount   Loans   Amount   Loans    Amount   Loans
                              ------ --------  ------  --------  ------ --------
                                             (Dollars in Thousands)

One- to four-family..........  $225    75.9%    $ 199    80.0%    $ 221   85.5%
Commercial/multi-family
 real estate.................   246    12.4        47    10.1        55    5.5
Construction or development..     2     1.0         3     1.5         6    3.3
Consumer and other...........    60    10.7        66     8.4        42    5.7
Unallocated..................   153    N/A(1)     361    N/A(1)     326   N/A(1)
                              -----   ------    -----   -----     -----  -----
     Total...................  $686   100.00%   $ 676   100.0%    $ 650  100.0%
                               ====   ======    =====   =====     =====  =====


(1)  Not applicable.


Investment Activities

         Midwest Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For December 1996, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 9.78%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Association is to invest funds among various categories of investments and maturities based upon the Association's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At December 31, 1996, Midwest Federal's interest-bearing deposits with banks totalled $3.1 million, or 2.3% of total assets, and its investment securities totalled $16.5 million, or 12.1% of total assets. As of such date, the Association also had a $2.0 million investment in FHLBank stock, satisfying its requirement for membership in the FHLBank of Des Moines. It is the Association's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues that are rated investment grade or have credit enhancements. At December 31, 1996, the average term to maturity or repricing of the investment securities portfolio was 11.6 years. However, most of the securities have call features, and if called, the remaining term would be 4 months. See also "- Mortgage-Backed Securities" and Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the composition of the Association's investment portfolio at the dates indicated.

                                                                            December 31,
                                                        ------------------------------------------------------
                                                               1996             1995              1994
                                                        ------------------------------------------------------
                                                           Book    % of    Book      % of     Book    % of
                                                          Value    Total   Value     Total    Value   Total
                                                        ------------------------------------------------------
                                                                        (Dollars in Thousands)

Interest-bearing deposits with banks..............      $ 3,127    100.0%  $ 1,861   100.0%  $ 2,813   100.0%
                                                        =======    =====   =======   =====   =======   =====

Investment securities:
 U.S. Government securities.......................    $     ---      ---%  $ 1,007     4.7   $ 4,061    23.4%
 Federal agency obligations.......................       16,535     86.1    18,545    86.2    11,153    64.2
 Other marketable equity securities(1)............          710      3.7       ---     ---       237     1.3
                                                       --------    -------  ------   -----   -------   -----

     Subtotal.....................................       17,245     89.8    19,552    90.9    15,451    88.9

FHLBank stock.....................................        1,960     10.2     1,960     9.1     1,921    11.1
                                                       --------   ------   -------   -----   -------   -----

     Total investment securities and FHLBank
      stock.......................................      $19,205    100.0%  $21,512   100.0%  $17,372   100.0%
                                                        =======    =====   =======   =====   =======   =====

Average remaining life or term to repricing,
 excluding FHLBank stock and other
 marketable equity securities (assuming call
 feature are exercised)...........................          0.3 years        0.8 years          2.3 years

(1) Represents primarily investments in common stock of non-related thrift institutions.


         The composition and maturities, assuming the call features are not exercised, of the investment securities portfolio, excluding FHLBank of Des Moines stock and other marketable equity securities, are indicated in the following table.

                                                                        December 31, 1996
                                                     ---------------------------------------------------------------
                                                     1 to 5         5 to 10      After 10         Total Investment
                                                      Years          Years        Years              Securities
                                                     -------         ------       -------       --------------------
                                                      Book           Book         Book          Book        Market
                                                      Value          Value        Value         Value        Value
                                                     -------         ------       -------       -------      -------
                                                                     (Dollars in Thousands)

U.S. Government securities..................        $    ---       $    ---     $     ---      $    ---    $     ---
Federal agency obligations..................           2,456          1,977        12,102        16,535       16,510
                                                     -------         ------       -------       -------      -------

Total investment securities.................          $2,456         $1,977       $12,102       $16,535      $16,510
                                                      ======         ======       =======       =======      =======

Weighted average yield......................           5.44%          7.30%         7.34%         7.06%

                                       20

         The Association's investment securities portfolio at December 31, 1996 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Association's retained earnings, excluding securities issued by the United States Government, or its agencies.

         The Association's investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Association's officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. For information regarding the carrying and market values of Midwest Federal's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

Sources of Funds

         General. The Association's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings, and funds provided from operations.

         Borrowings, predominantly from the FHLBank of Des Moines, may be used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and have been used on a longer-term basis to support lending activities. See "--Borrowings."

         Deposits. Midwest Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook accounts, NOW accounts, and money market and certificate accounts. The Association relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Midwest Federal solicits deposits from its market area only, and does not use brokers to obtain deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Association has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Association manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Association believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Association to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         On December 15, 1995, the Association sold all of the deposits of its Keokuk branch, totalling $7.7 million, terminated the office rental agreement, and closed the branch office.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association for the periods indicated.

                                                                Year Ended  December 31,
                                       ---------------------------------------------------------------------------------
                                                  1996                        1995                    1994
                                       ---------------------------------------------------------------------------------
                                                        Percent                        Percent                  Percent
                                          Amount       of Total      Amount           of Total  Amount          of Total
                                       ---------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Interest Rate Range:

Money Market Deposit
 Accounts 2.75-4.00%................    $  13,590         13.3%     $ 13,282            13.1%  $ 16,736            15.7%
Passbook Accounts 2.75-3.00%.               8,609           8.5        8,887             8.8      9,812             9.2
NOW Accounts 1.50-2.00%.............        6,738           6.6        7,841             7.8      7,185             6.7
Non-interest checking accounts......          399            .4          351              .3        304              .3
                                       ----------        ------    ---------          ------ ----------           -----

Total Non-Certificates..............       29,336          28.8       30,361            30.0     34,037            31.9
                                        ---------         -----     --------           -----   --------           -----

Certificates:

 3.00 - 3.99%.......................          ---           ---          ---           ---        8,152             7.6
 4.00 - 4.99%.......................        9,133           9.0       20,609            20.3     46,735            43.7
 5.00 - 5.99%.......................       49,464          48.5       40,357            39.8     10,860            10.2
 6.00 - 6.99%.......................       10,466          10.2        6,564             6.5      2,328             2.2
 7.00 - 7.99%.......................        3,235           3.2        3,161             3.1      4,233             3.9
 8.00 - 8.99%.......................          284            .3          282              .3        549              .5
                                       ----------        ------   ----------           ----- ----------          ------

Total Certificates..................       72,582          71.2       70,973            70.0     72,857            68.1
                                        ---------         -----    ---------           -----  ---------           -----
Total Deposits......................     $101,918        100.0%     $101,334           100.0%  $106,894           100.0%
                                         ========        =====      ========           =====   ========           =====

         The following table sets forth the savings flows at the Association during the periods indicated. Net deposits (withdrawals) refers to the amount of deposits during a period less the amount of withdrawals during the period. Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.


                                              Year Ended December 31,
                                   -----------------------------------------
                                      1996            1995            1994
                                   ---------       ---------        --------
                                              (Dollars in Thousands)

Opening balance................     $101,334        $106,894        $106,723
Deposits sold..................          ---          (7,709)            ---
Net deposits (withdrawals).....       (3,260)         (1,558)         (3,083)
Interest credited..............        3,844           3,707           3,254
                                   ---------       ---------        --------

Ending balance.................     $101,918        $101,334        $106,894
                                    ========        ========        ========

Net increase (decrease)........    $     584       $  (5,560)       $    171
                                   =========        ========        ========

Percent increase (decrease)....        .58 %         (5.20)%            .16%
                                       ===           =====              ===

         The following table shows rate and maturity information for the Association's certificates of deposit as of December 31, 1996.

                                          4.00-       5.00-       6.00-      7.00-       8.00-                    Percent
                                          4.99%       5.99%       6.99%      7.99%       8.99%       Total       of Total
                                         ------      ------       -----      -----       -----      -------      --------
                                                                   (Dollars in Thousands)
Certificate accounts maturing
 in quarter ending           :

March 31, 1997.....................      $3,727     $12,693      $  600     $   16       $ 134      $17,170            23.7%
June 30, 1997......................       1,735       9,548         740        ---         ---       12,023            16.6
September 30, 1997.................         739       6,156         374         77         ---        7,346            10.1
December 31, 1997..................       1,089       6,262       1,394        475         ---        9,220            12.7
March 31, 1998.....................       1,090       2,987         602        153         ---        4,832             6.7
June 30, 1998......................         619       3,414          46          9         ---        4,088             5.6
September 30, 1998.................          13       2,742         389        ---          49        3,193             4.4
December 31, 1998..................          67       2,093         395          9           9        2,573             3.5
March 31, 1999.....................          54       1,639         162        ---           4        1,859             2.6
June 30, 1999......................         ---         892       3,366        ---         ---        4,258             5.9
September 30, 1999.................         ---         212       1,849        ---          65        2,126             2.9
December 31, 1999..................         ---         249         222      2,415          23        2,909             4.0
Thereafter.........................         ---         577         327         81         ---          985             1.3
                                       --------    --------    --------    -------      ------     --------           -----

     Total.........................      $9,133     $49,464     $10,466     $3,235        $284      $72,582           100.0%
                                         ======     =======     =======     ======        ====      =======           =====

     Percent of total..............       12.6%       68.1%       14.4%       4.5%        0.4%       100.0%
                                          ====        ====        ====        ===         ===        =====

         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.

                                                                       Maturity
                                                   -------------------------------------------------
                                                                 Over          Over
                                                   3 Months     3 to 6       6 to 12         Over
                                                    or Less     Months        Months       12 months       Total
                                                   --------   ---------      --------      ---------      --------

                                                                         (In Thousands)

Certificates of deposit less
 than $100,000..............................        $16,106     $11,493       $16,466       $25,315        $69,380

Certificates of deposit of
 $100,000 or more...........................          1,064         530           100         1,508          3,202
                                                   --------   ---------      --------      --------       --------

Total certificates of deposit...............        $17,170     $12,023       $16,566       $26,823        $72,582
                                                    =======     =======       =======       =======        =======

         From time to time the Association has had public funds. The Association is required to pledge collateral against such funds equal to 110% of such funds. The Association had $357,000, $211,000, and no such funds on deposit at December 31, 1996, 1995 and 1994, respectively.

         Borrowings. Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Association has relied upon selected borrowings for short-term liquidity needs.

         Midwest Federal may obtain advances from the FHLBank of Des Moines upon the security of its capital stock of the FHLBank of Des Moines and certain of its mortgage loans and investments. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1996, the Association had $24.0 million of fixed-rate advances from the FHLBank of Des Moines. The Association also had a $3.0 million open line of credit with the FHLBank, which expired in December 1996. The Association may renew the line of credit at any time. Although the Association has also used securities sold under agreements to repurchase in the past, no such borrowings have been made during the last three years.

         The following table sets forth the maximum month-end balance and average balance of FHLBank advances at and for the dates indicated.



                                  At and For the Year Ended December 31,
                              --------------------------------------------
                                1996            1995                1994
                              -------         --------             -------
                                          (In Thousands)
Maximum Balance:
FHLBank advances.........     $28,000         $20,500              $16,000

Average Balance:
FHLBank advances.........     $25,256         $16,596              $13,725


         The following table sets forth certain information as to the Association's FHLBank advances at the dates indicated.


                                                        December 31,
                                             ---------------------------------
                                              1996          1995         1994
                                            ----------------------------------
                                                 (Dollars in Thousands)

FHLBank advances........................... $24,000       $20,500      $14,000
                                            -------       -------      -------

     Total borrowings...................... $24,000       $20,500      $14,000
                                            =======       =======      =======

Weighted average interest rate during the
 period of FHLBank advances................   6.00%         5.89%        5.15%

Weighted average interest rate at end of
 period of FHLBank advances................   5.87%         6.03%        5.44%


Subsidiary and Other Activities

         As a federally chartered savings and loan association, Midwest Federal is permitted by OTS regulations to invest up to 2% of its assets, or $2.7 million at December 31, 1996, in the stock of, or unsecured loans to, service corporation subsidiaries. As of such date, the net book value of Midwest Federal's investment in and unsecured loans to its service corporation was $26,557. Midwest Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

         Midwest Federal has one active wholly owned subsidiary, Midwest Financial Products, Inc. ("MFP"), engaged in the sale of tax-deferred annuities and other financial products. For the year ended December 31, 1996, MFP had net earnings of $14,284. MFP has an expense-sharing agreement with Midwest Federal whereby MFP reimburses Midwest Federal for its share of common expenses such as personnel and occupancy expenses. This expense reimbursement is paid quarterly.

         At December 31, 1996, the Association had an equity investment in MFP of $26,557 (equal to its $100 capital plus $26,457 retained earnings), with no loans outstanding.

Regulation

         General. Midwest Federal is a federally chartered stock savings and loan association, the deposits of which are insured by the FDIC up to applicable limits. Such insurance is backed by the full faith and credit of the United States Government. Accordingly, Midwest Federal is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLBank of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of Midwest Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF") of the FDIC. As a result, the FDIC has certain regulatory and examination authority over Midwest Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midwest Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Midwest Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Midwest Federal's OTS assessment for the fiscal year ended December 31, 1996, was $41,962. The last regular examinations of the Association by the OTS and the FDIC were as of March 11, 1996 and November 30, 1991, respectively.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Midwest Federal and the Company, and their institution affiliated parties such as directors, officers, agents and other persons providing services to the Association or the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. As of December 31, 1996, Midwest Federal is in compliance with the noted restrictions.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Association's lending limit under this restriction was approximately $1.3 million. As of December 31, 1996, Midwest Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. Midwest Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the Bank Insurance Fund (the "BIF"). The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first six months of 1995, the assessment schedule for Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $670,861 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected Midwest Federal's results of operations for the year ended December 31, 1996. As a result of the special assessment, Midwest Federal's deposit insurance premiums was reduced to $16,439 for the first quarter of 1997, based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as Midwest Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC- insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for this purpose. At December 31, 1996, Midwest Federal had no unamortized purchased mortgage servicing rights which were required to be deducted from tangible capital. At December 31, 1996, Midwest Federal had no intangible assets which were subject to these tests.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for purposes of generally accepted accounting principles ("GAAP"). The Association's subsidiary is an includable subsidiary.

         At December 31, 1996, the Association had tangible capital of $8.7 million, or 6.4% of adjusted total assets, which is approximately $6.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Association had no intangibles which were subject to these tests.

         At December 31, 1996, the Association had core capital equal to $8.7 million, or 6.4% of adjusted total assets, which is $4.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, Midwest Federal had $686,000 of general loss reserves, which was equal to 1.16% of risk-weighted assets. As a result, all of such reserves may be used to satisfy the capital requirement.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Midwest Federal had no such exclusions from capital and assets at December 31, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12%, such as Midwest Federal, is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1996, the Association had total capital of $9.4 million (including $8.7 million in core capital and $686,000 in qualifying supplementary capital) and risk-weighted assets of $59.1 million (and no converted off-balance sheet assets); or total capital of 15.9% of risk-weighted assets. This amount was $4.7 million above the 8.0% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a receiver or conservator.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Midwest Federal may have a substantial adverse effect on its operations and profitability. Stockholders of the Company do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--Regulatory Capital Requirements").

         Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. Midwest Federal meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Holding Company, Midwest Federal will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL rating of 1 or 2, is not of supervisory concern; and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including Midwest Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Association was in compliance with both requirements, with an overall liquid asset ratio of 9.8% and a short-term liquid assets ratio of 2.8%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, available for sale or trading) with appropriate documentation. The Association is in compliance with these rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 770(a)(19) of the Internal Revenue Code. Under either test such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If the association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLBank borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLBank borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Midwest Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Midwest Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was last examined for CRA compliance in 1995 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Midwest Federal include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions.

If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1996, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLBank borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Association is a member of the FHLBank of Des Moines, which is one of 12 regional FHLBanks, that administers the home financing credit function of savings associations. Each FHLBank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLBank. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLBank are required to be fully secured by sufficient collateral as determined by the FHLBank. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Midwest Federal is required to purchase and maintain stock in the FHLBank of Des Moines. At December 31, 1996, Midwest Federal had $2.0 million in FHLBank stock, which was in compliance with this requirement. In the past years, the Association has received substantial dividends on its FHLBank stock. Over the past five calendar years such dividends have averaged 7.93% and were 7.00% for calendar year 1996.

         Under federal law, the FHLBanks are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLBank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLBank stock in the future. A reduction in value of the Association's FHLBank stock may result in a corresponding reduction in Midwest Federal's capital.

         For the year ended December 31, 1996, dividends paid by the FHLBank of Des Moines to Midwest Federal totalled $137,192, which constituted a $2,120 decrease from the amount of dividends received in 1995. The $34,482 dividend received for the quarter ended December 31, 1996 reflects an annualized rate of 7.00%, compared to a rate of 7.25% for calendar 1995.

         Federal and State Taxation.

         Federal Taxation. Savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction and exclusive of any environmental tax or minimum tax).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. As of December 31, 1996, at least 60% of the Association's assets were qualifying assets as defined in the Code. No representation can be made as to whether the Association will meet the 60% test for subsequent taxable years.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Association. It is not expected that these limitations would be a limiting factor in the foreseeable future.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank, except to the extent that future tax bad debt deductions will be reduced because the percentage of income method generally provided a larger deduction than the experience method.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Association's Excess for tax purposes totalled approximately $2.8 million.

         The Company, the Association and the Association's subsidiary file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Association and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through 1981. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Association) would not result in a deficiency which could have a material adverse effect on the financial condition of the Association and its consolidated subsidiaries.

         Iowa Taxation. The Company and the Association's subsidiary file an Iowa corporation tax return while the Association files the Iowa franchise tax return, each on a calendar year basis.

         Iowa imposes a franchise tax on the taxable income of both mutual and stock savings and loan associations. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax payments and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax.

         Taxable income under the Iowa corporate income tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa tax, no deduction is allowed for Iowa income tax payments; interest from state and municipal obligations is included in income; interest from U.S. obligations is excluded from income; and 50% of federal corporate income tax payments are excluded from income. The Iowa corporate income tax rates range from 6% to 12% and may be effectively increased, in individual cases, by application of a minimum tax provision.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

         Effect of New Accounting Standards. See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

         SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," will be effective for the Association for transactions occurring after December 31, 1996, and provides standards for accounting recognition or derecognition of assets and liabilities. The Association expects to adopt SFAS 125 when required, and management believes adoption will not have a material effect on the financial position and results of operations, nor will adoption require additional capital resources. See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Competition

         Midwest Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Association's market areas. Other savings institutions, commercial banks and credit unions provide vigorous competition in consumer lending.

         The Association attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions and commercial banks located in the same communities. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. Automated teller machine ("ATM") facilities are available at the main office in Burlington and the Ft. Madison and Wapello branches. The Association also has one off-site drive-up ATM located at a convenience store in West Burlington. The Association estimates its share of the savings market in its primary market area to be approximately 10%.

Executive Officers of the Registrant Who Are Not Directors

         The following information as to the business experience during the last five years is supplied with respect to executive officers of the Association who do not serve on the Company's or Association's Board of Directors.

         Thomas A. Jacobs - Mr. Jacobs, age 47, is Senior Vice President in charge of loan operations for the Association. His primary responsibilities include overall administration of the Association's lending operations, including real estate, consumer and commercial lending. Mr. Jacobs joined the Association in 1984 and served in several capacities in the Association's lending department prior to being promoted to his present position in 1989.

         Dennis L. Dietzman - Mr. Dietzman, age 47, joined the Association in 1988 as Vice President and marketing and business development manager. Mr. Dietzman is primarily responsible for planning and directing the Association's marketing function as well as establishing marketing objectives and programs designed to promote the growth of the Association. In addition, Mr. Dietzman serves as managing officer of MFP. Prior to joining Midwest Federal, Mr. Dietzman served as a Vice President, Consumer Loan Manager and Marketing Director of Hawkeye Bank & Trust for 15 years.

         Michele L. Schnicker - Ms. Schnicker, age 36, has been Vice President in charge of data processing and customer service operations with the Association since 1989. In this capacity, she is responsible for the overall administration of operations and data processing of the Association. Ms. Schnicker has been employed by the Association since 1980.

Employees

         At December 31, 1996, the Association and its subsidiaries had a total of 38 employees, including 2 part-time employees. The Association's employees are not represented by any collective bargaining group.
Management considers its employee relations to be good.

Item 2.  Properties

         The following table sets forth information relating to each of the Association's current offices, all of which are owned by the Association. The total net book value of the Association's premises and equipment at December 31, 1996 was $2.4 million.

                              Date         Owned or           Net Book Value
         Location           Acquired        Leased         at December 31, 1996
-------------------------------------------------------------------------------
                                                             (In Thousands)
Main Office:

3225 Division Street          1974           Owned               $1,281
Burlington, IA

Branch Offices:

323 Jefferson Street          1974           Owned                  184(1)
Burlington, IA

926 Avenue G                  1975           Owned                  251
Ft. Madison IA

Highway 61                    1974           Owned                   34
Wapello, IA

------------------
(1)    Includes 319 Jefferson Street.


         The Association maintains depositor and borrower customer files on an on-line basis with the Financial Information Trust, Des Moines, Iowa. The net book value of the data processing and computer equipment utilized by the Association at December 31, 1996 was $244,000.

Item 3.  Legal Proceedings

         Midwest Federal and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Midwest Federal in the proceedings, that the resolution of these proceedings should not have a material effect on Midwest Federal's consolidated results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 40 of the Annual Report is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 15 of the Annual Report is herein incorporated by reference.

Item 7.  Financial Statements

         (a) Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                                   Pages in Annual Report

Common Stock and Related Information                            40

Selected Financial and Other Data                                2

Management's Discussion and Analysis                             4
 of Financial Condition and Results
 of Operations

Independent Auditors' Report                                    17

Consolidated Balance Sheets as of                               18
  December 31, 1996 and 1995

Consolidated Statements of Operations                           19
  for Years Ended December 31, 1996,
  1995 and 1994

Consolidated Statements of Stockholders'                        20
 Equity for Years Ended December 31,
 1996, 1995 and 1994

Consolidated Statements of Cash Flows                           21
 for Years Ended December 31, 1996,
 1995 and 1994

Notes to Consolidated Financial                                 22
 Statements

         With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended December 31, 1996 is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III


Item 9.  Directors, Executive Officers Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                                                                                                  Reference to Prior
Regulation                                                                                        filing or Exhibit
S-K Exhibit                                                                                        Number Attached
  Number                                          Document                                             Hereto
-----------       ---------------------------------------------------------------------------     ------------------
2                 Plan of acquisition, reorganization, arrangement, liquidation or succession              None
3(i)              Articles of Incorporation                                                                  *
3(ii)             By-Laws                                                                                    *
4                 Instruments defining the rights of security holders, including debentures                  *
9                 Voting Trust Agreement                                                                   None
10                Material contracts:
                    Employment Agreements                                                                   **
                    1992 Stock Option and Incentive Plan                                                   10.1
                    Recognition and Retention Plan and Trust                                                 *
                    Employee Stock Ownership Plan                                                            *
11                Statement re: computation of per share earnings                                          None
13                Annual Report                                                                             13
16                Letter re: change in certifying accountants                                              None
21                Subsidiaries of Registrant                                                                21
22                Published report regarding matters submitted to vote of security holders                 None
23                Consent of Experts and Counsel                                                            23
24                Power of attorney                                                                    Not required
27                Financial Data Schedule                                                                   27
28                Information from reports furnished to state insurance regulatory authorities             None
99                Additional Exhibits                                                                      None

----------------

* Filed as exhibit to the Company's Form S-1 registration statement filed on August 5, 1992 (File No. 33-50494) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as Exhibit 10 to the Company's Annual Report on Form 10-KSB filed on March 30, 1994 (File No. 0-20620). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                  Exhibit Index



                                                                  Sequential
Exhibit No.                    Document                           Page Number
-----------       ----------------------------------------        -----------
10.1              1992 Stock Option and Incentive Plan
13                Annual Report
21                Subsidiaries of Registrant
23                Consent of KPMG Peat Marwick LLP
27                Financial Data Schedule