Form 10QSB
period 1997-03-31
MIDWEST BANCSHARES INC /DE/
filed 1997-05-12
CIK 890980

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                           -------------------------
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                         Commission File Number 0-20620

                            MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                    42-1390587
-------------------------------                 ----------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                  Identification Number)


3225 Division Street, Burlington, Iowa                   52601
----------------------------------------        ----------------------
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


        Transitional Small Business Format:  Yes [ ]   No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock                 348,339
               --------------          --------------------
                   Class                Shares Outstanding
                                        as of May 7, 1997

                   MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX
                                ---------------



                                                                                  Page
                                                                                  ----
Part I. Financial Information

Item 1 Financial Statements
         Consolidated balance sheets March 31, 1997 and December 31, 1996             1

         Consolidated statements of operations, for the three
            months ended March 31, 1997 and 1996                                      2

         Consolidated statements of cash flows, for the three
            months ended March 31, 1997 and 1996                                      3

         Notes to consolidated financial statements                                   4

Item 2. Management's discussion and analysis of financial condition
          and results of operations                                         5 through 8


Part II. Other Information                                                            9

Signautres                                                                           10

Exhibit 11 Computation of per share earnings

Exhibit 27. Financial Data Schedule

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                          March 31, 1997               December 31, 1996
                                                          --------------               -----------------
Assets
   Cash and cash equivalents                                  $1,702                          $3,998
   Securities available for sale                              27,359                          23,784
   Securities held to maturity (estimated
                 fair value of $21,441 and $21,764)           21,537                          21,811
   Loans receivable, net                                      82,603                          81,225
   Real estate owned and in judgment, net                        ---                              12
   Federal Home Loan Bank stock, at cost                       1,960                           1,960
   Office property and equipment, net                          2,414                           2,447
   Accrued interest receivable                                 1,138                           1,007
   Other assets                                                  293                             181
                                                            --------                        --------
Total assets                                                $139,006                        $136,425
                                                            ========                        ========

Liabilities
   Deposits                                                 $104,444                        $101,918
   Advances from Federal Home Loan Bank                       24,000                          24,000
   Advances from borrowers for taxes and insurance               222                             378
   Accrued interest payable                                       93                              74
   Accrued expenses and other liabilities                        605                             455
                                                            --------                        --------
Total liabilities                                           $129,364                        $126,825
                                                            --------                        --------
Stockholders' equity
   Serial preferred stock, $.01 par value,
      500,000 shares authorized, none issued               $    ---                      $    ---
   Common stock, $.01 par value, 2,000,000 shares
      authorized, 455,000 issued and outstanding                   5                               5
   Additional paid-in capital                                  4,037                           4,037
   Retained earnings, substantially restricted                 8,032                           7,837
   Treasury stock, at cost, 106,661 shares
      for 1997 and 105,621 shares for 1996                    (2,241)                         (2,211)
   Employee stock ownership plan                                (120)                           (120)
   Unrealized (loss) appreciation on securities
      available for sale, net of taxes on income                 (71)                             52
                                                            --------                        --------
Total stockholders' equity                                    $9,642                          $9,600
                                                            --------                        --------
Total liabilities and stockholders' equity                  $139,006                        $136,425
                                                            ========                        ========

See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                           1997                    1996
                                                                          ------                  ------
Interest income:
   Loans receivable                                                       $1,659                   $1,562
   Securities available for sale                                             489                      434
   Securities held to maturity                                               332                      461
   Deposits in other financial institutions                                   30                       15
   Other interest-earning assets                                              34                       33
                                                                          ------                   ------
      Total interest income                                                2,544                    2,505
                                                                          ------                   ------
Interest expense:
   Deposits                                                                1,216                    1,174
   Advances from FHLB and other borrowings                                   352                      346
                                                                          ------                   ------
      Total interest expense                                               1,568                    1,520
                                                                          ------                   ------
      Net interest income                                                    976                      985
      Provision for losses on loans                                           12                       12
                                                                          ------                   ------
Net interest income after provision for losses on loans                      964                      973
                                                                          ------                   ------
Non-interest income:
   Fees and service charges                                                   69                       39
   Other                                                                      18                       12
                                                                          ------                   ------
      Total non-interest income                                               87                       51
                                                                          ------                   ------
Non-interest expense:
   Compensation and benefits                                                 326                      301
   Office property and equipment                                              95                       88
   Deposit insurance premiums                                                  4                       61
   Data processing                                                            42                       41
   Other                                                                     192                      159
                                                                          ------                   ------
      Total non-interest expense                                             659                      650
                                                                          ------                   ------
Earnings before taxes on income                                              392                      374
Taxes on income                                                              145                      139
                                                                          ------                   ------
Net earnings                                                                $247                     $235
                                                                          ======                   ======

Earnings per share                                                         $0.66                    $0.61
                                                                          ======                   ======

See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                           1997                    1996
                                                                          ------                  ------
Cash flows from operating activities:
   Net earnings                                                             $247                     $235
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                        12                       12
         Depreciation                                                         40                       33
         Amortization of recognition and retention plan benefits          ---                           4
         ESOP expense                                                         15                       11
         Amortization of loan fees, premiums and discounts                     4                       35
         (Increase) decrease in accrued interest receivable                 (131)                    (235)
         (Increase) decrease in other assets                                 (38)                      (1)
         Increase (decrease) in accrued interest payable                      19                       18
         Increase (decrease) in accrued expenses and other liabilities       135                       19
                                                                         -------                  -------
Net cash provided by operating activities                                    303                      131
                                                                         -------                  -------
Cash flows from investing activities:
   Purchase of securities                                                 (3,962)                  (5,568)
   Proceeds from maturities of securities                                 ---                       2,543
   Loans purchased                                                        (1,989)                  (2,158)
   Purchase of mortgage-backed securities                                 (1,092)                  ---
   Repayment of principal on mortgage-backed securities                    1,552                    1,240
   Decrease (increase) in loans receivable                                   598                       53
   Proceeds from sale of real estate owned, net                               12                       27
   Purchase of office property and equipment                                  (6)                    (107)
                                                                         -------                  -------
Net cash (used in) provided by investing activities                       (4,887)                  (3,970)
                                                                         -------                  -------
Cash flows from financing activities:
   Increase (decrease) in deposits                                         2,526                    1,141
   Proceeds from advances from FHLB                                       ---                       3,300
   Treasury stock acquired                                                   (30)                    (311)
   Payment of cash dividends                                                 (52)                     (48)
   Net (decrease) increase in advances from borrowers
      for taxes and insurance                                               (156)                    (145)
                                                                         -------                  -------
Net cash provided by (used in) financing activities                        2,288                    3,937
                                                                         -------                  -------
Net (decrease) increase in cash and cash equivalents                      (2,296)                      98
Cash and cash equivalents at beginning of year                             3,998                    2,305
                                                                         -------                  -------
Cash and cash equivalents at end of period                                $1,702                   $2,403
                                                                         =======                  =======

Supplemental disclosures:
   Cash paid during the three months for:
      Interest                                                            $1,549                   $1,503
      Taxes on income                                                          0                      106
   Transfers from loans to real estate owned                                   0                      191
                                                                         =======                  =======

See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies

         The consolidated financial statements for the three months ended March 31, 1997 and 1996 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1996 Annual Report to stockholders and are incorporated herein by reference.


Note 2.  Reclassifications
         Certain items on the consolidated financial statements as of, and for the three months ended March 31, 1996 have been reclassified to conform to the presentation as of, and for the three months ended March 31, l997.

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

Results of Operations

         Midwest Bancshares, Inc. (the "Company") had net earnings of $247,000, or $0.66 per share, for the three months ended March 31, 1997, compared to net earnings of $235,000, or $0.61 per share, for the same period in 1996. The increase in net earnings for the three month period was primarily due to a $30,000 increase in fees and service charges as a result of a revised fee structure on certain deposit services, partially offset by a decrease in net interest income and an increase in non-interest expenses. More detailed comparisons are discussed below.

         Net Interest Income

         Net interest income decreased $9,000, for the three months ended March 31, l997 over the comparable period in 1996. The Company's net interest rate spread and net interest margin on interest-earning assets were 2.60% and 2.87%, respectively, for the three months ended March 31, 1997 compared to 2.68% and 2.97% for the comparable period in 1996.

         Interest income increased by $39,000 for the three months ended March 31, 1997 over the comparable period in 1996. Average interest-earning assets increased by approximately $2.2 million for the three months ended March 31, 1997 compared to the same period in 1996. The increase in average interest-earning assets was primarily due to an increase in loans outstanding and securities available for sale. The average yield on interest-earning assets was 7.63% for both the three months ended March 31, 1997 and 1996. Interest income would have been approximately $13,000 higher if interest had been collected on the three non-performing multi-family participation loans discussed in the annual Form 10-KSB. These three loans total $874,000, and the lead lender and the Association now have an agreement with the borrower which will bring the loans current by September 1997 if the agreement is complied with.

         Interest expense increased by $48,000 for the three months ended March 31, 1997 over the comparable period in 1996. Average interest-bearing liabilities increased by approximately $2.8 million for the three months over the comparable period in 1996, due to increases of $1.8 million and $1.0 million in average deposits and borrowings from the FHLB, respectively. The average rates paid on interest-bearing liabilities increased 8 basis points for the three months ended March 31, 1997 over the comparable period in 1996.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Provision for Losses on Loans

         The provision for losses on loans was $12,000 for the three months ended March 31, 1997 and 1996. The amount of provision was a result of the determination by management to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At March 31, 1997 and 1996, the Company's allowance for losses on loans totaled $698,000 and $651,000, respectively, or 0.84% and 0.85% of total loans, excluding mortgage-backed securities, and 61.28% and 369.89% of total non-performing loans. The latter ratio was impacted by an $874,000 increase in non-performing multi-family loans, primarily due to three multi-family loan which are on non-accrual status. Management does not anticipate a material loss on the resolution of these loan delinquencies as there is now an agreement in place to bring these loans current. The Company had no net charge-offs during the three months ended March 31, 1997 compared to $37,000 of net charge-offs for the three months ended March 31, 1996.

         Non-interest income

         Total non-interest income increased by $36,000 for the three months ended March 31, 1997 compared to the same period in 1996. The increase was primarily due to a revised fee structure on certain deposit services. Also contributing to the increase in non-interest income was a $9,000 special dividend received from the Association's data processor in February 1997, with no comparable dividend in the three months ended March 31, 1996.

         Non-interest expense

         Total non-interest expense increased by $9,000 for the three months ended March 31, 1997 compared to the same period in 1996. The increase was primarily composed of increases of $25,000 in compensation and benefits expense, $7,000 in office property and equipment and $33,000 in other expenses. The increased compensation and benefit expense was a result of collecting $9,000 less loan fees to offset the cost of loan production, primarily compensation and benefits, and due to the hiring of a regulatory compliance officer and normal cost of living increases in compensation and benefits. The increase in office property and equipment was primarily a result of the Company's expanded ATM network and computer equipment. The increase in other expenses was primarily due to increased marketing expenses related to the expanded ATM network and introduction of a new product, the home equity line of credit, and due to a $7,000 increase in net real estate owned expenses. Partially offsetting these increases was a $57,000 decrease in FDIC deposit insurance premiums, as a result of the Deposit Insurance Funds Act of 1996 which was passed on September 30, 1996.

         Taxes on Income

         Taxes on income were $6,000 more for the three months ended March 31, 1997 than the comparable period in 1996. The increase was primarily due to increased taxable income as the effective combined federal and state tax rate remained constant at approximately 37%.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company's total assets at March 31, 1997 were $139.0 million, increasing from $136.4 million at December 31, 1996. The increase was due to an intentional increase in interest-earning assets in an effort to increase net interest income. The increase of approximately $2.6 million was primarily due to the purchase of $4.0 million of securities available for sale, the purchase of $1.1 million of mortgage-backed securities to be held to maturity, and the purchase of $2.0 million in loans receivable, partially offset by principal repayments of $1.6 million from mortgage-backed securities, a net decrease in loans receivable, exclusive of purchased loans, of $0.6 million and a net decrease in cash and cash equivalents of $2.3 million. The net increase in total assets was primarily funded by an increase of $2.5 million of deposits.

         Total stockholders' equity increased $42,000 due to the $247,000 net earnings for the three months less $52,000 in dividends declared, partially offset by the $123,000 change in net unrealized losses on investments available for sale (due to increased market rates of interest) and a $30,000 increase in treasury stock.


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

         Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For March 1997, the Association's liquidity ratio was 8.4% compared to 9.8% for December 1996. The decrease was primarily due to the purchase of investment securities which, because of their maturity term, did not qualify as liquid investments and due to the use of liquid assets to fund an increase in the loan portfolio. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association has, and intends to continue to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in and purchasing loans in nearby markets.

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

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

         The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At March 31, 1997, the Association had outstanding commitments to extend credit totaling $3.0 million and commitments to purchase loans of $0.7 and investments of $2.4 million.

         At March 31, 1997, the Association had tangible and core capital of $9.0 million, or 6.47% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, respectively, by $6.9 million and $4.8 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of March 31, 1997, the Association had risk-weighted assets of $61.3 million, a risk-based requirement of $4.9 million and risk-based capital of $9.7 million, or 15.77%, which exceeds the requirement by $4.8 million. The Association's regulatory capital information is shown in the table below.



         Regulatory Capital Table

                                                     (In thousands)

                                              Tangible      Core     Risk-based
                                              Capital      Capital     Capital
                                              ----------------------------------
Association's capital                         $8,961        $8,961       $8,961
Additional capital - general allowances          --           --            698
                                              ------        ------       ------
Regulatory capital                             8,961         8,961        9,659
Minimum capital requirement                    2,078         4,155        4,901
                                              ------        ------       ------
Excess regulatory capital                     $6,883        $4,806       $4,758
                                              ======        ======       ======

         The unrealized (loss) appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the implementation of Statement No. 115 of the Financial Accounting Standards Board. At March 31, 1997, the net unrealized loss of $71,000, down from a net gain of $52,000 at December 31, 1996, consisted primarily of the net unrealized market loss, net of tax, due to increased market interest rates, on certain GNMA mortgage-backed securities, U.S. Agency securities, and marketable equity securities which have been identified as available for sale by management.

                            MIDWEST BANCSHARES, INC.

                           PART II. Other Information

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a) Annual meeting date:  April 28, 1997
         (c) The matters approved by stockholders at the meeting and number of votes cast for, against or withheld (as well as the number of abstentious and broker non-votes) as to each matter are set forth below:

                  Proposal                              Number of Votes
                  --------                              ---------------
                                                                         Broker
                                                   For      Withheld    Non-vote
                                                   ---      --------    --------
         Election of the following directors
            for three-year terms:
                  1.  Yuh-Fen (Boni) Lin          250,037     1,750         0
                  2.  James E. Witte              247,802     3,985         0

                                                                         Broker
                                             For     Against  Abstain   Non-vote
                                             ---     -------  -------   --------
         Ratification of the appointment
         of KPMG Peat Marwick LLP as
         auditors for fiscal year
         ending December 31, 1997           251,637     0       150        0


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



Date:  May 7, 1997                      /s/  William D. Hassel
       --------------------             ------------------------------
                                        William D. Hassel
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  May 7, 1997                      /s/  Robert D. Maschmann
       --------------------             ------------------------------
                                        Robert D. Maschmann
                                        Executive Vice President and
                                                 Chief Financial Officer
                                        (Principal Financial and
                                                 Accounting Officer)

                                Index to Exhibits


                                                         Sequentially
                                                         Numbered Page
 Exhibit                                                 Where Attached
 Number                                               Exhibits are Located
--------                                              --------------------

   11   Computation of Per Share Earnings

   27   Financial Data Schedule