Form 10QSB
period 1997-06-30
MIDWEST BANCSHARES INC /DE/
filed 1997-08-13
CIK 890980

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                       ----------------------------------

                                  FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________________ to _________________


                         Commission File Number 0-20620

                            MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                        42-1390587
-------------------------------                    ----------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification Number)


3225 Division Street, Burlington, Iowa            52601
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (319) 754-6526
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

        Transitional Small Business Form  Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock                    340,339
                ------------             --------------------
                   Class                  Shares Outstanding
                                         as of August 7, 1997

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                      INDEX
                                  -------------

                                                                                                    Page
                                                                                                    ----
Part I. Financial Information

   Item Financial Statements
           Consolidated balance sheets June 30, 1997 and December 31, 1996                             1

           Consolidated statements of operations, for the three
              months and six months ended June 30, 1997 and 1996                                       2

           Consolidated statements of cash flows, for the six
              months ended June 30, 1997 and 1996                                                      3

           Notes to consolidated financial statements                                                  4

   Item Management's discussion and analysis of financial condition
           and results of operations                                                         5 through 9


Part II.Other Information                                                                             10

Signatures                                                                                            11

Exhibit 11   Computation of per share earnings

Exhibit 27  Financial Data Schedule

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                    June 30, 1997             December 31, 1996
                                                                    -------------             -----------------
Assets
   Cash and cash equivalents                                            $2,119                       $3,998
   Securities available for sale                                        27,999                       23,784
   Securities held to maturity (estimated
                 fair value of $23,204 and $21,764)                     23,158                       21,811
   Loans receivable, net                                                87,221                       81,225
   Real estate owned and in judgment, net                                  473                           12
   Federal Home Loan Bank stock, at cost                                 1,960                        1,960
   Office property and equipment, net                                    2,382                        2,447
   Accrued interest receivable                                           1,094                        1,007
   Other assets                                                            136                          181
                                                                      --------                     --------
Total assets                                                          $146,542                     $136,425
                                                                      ========                     ========

Liabilities
   Deposits                                                           $106,786                     $101,918
   Advances from Federal Home Loan Bank                                 28,500                       24,000
   Advances from borrowers for taxes and insurance                         378                          378
   Accrued interest payable                                                120                           74
   Accrued expenses and other liabilities                                  635                          455
                                                                      --------                     --------
Total liabilities                                                     $136,419                     $126,825
                                                                      --------                     --------

Stockholders' equity
   Serial preferred stock, $.01 par value,
      500,000 shares authorized, none issued                          $    ---                     $    ---
   Common stock, $.01 par value, 2,000,000 shares
      authorized, 455,000 issued and outstanding                             5                            5
   Additional paid-in capital                                            4,037                        4,037
   Retained earnings, substantially restricted                           8,269                        7,837
   Treasury stock, at cost, 106,661 shares
      for 1997 and 105,621 shares for 1996                              (2,241)                      (2,211)
   Employee stock ownership plan                                          (120)                        (120)
   Unrealized appreciation on securities
      available for sale, net of taxes on income                           173                           52
                                                                      --------                     --------
Total stockholders' equity                                             $10,123                       $9,600
                                                                      --------                     --------
Total liabilities and stockholders' equity                            $146,542                     $136,425
                                                                      ========                     ========


See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                  Three Months                           Six Months
                                                                 Ended June 30,                        Ended June 30,
                                                               1997            1996                1997            1996
                                                               ----            ----                ----            ----
Interest income:
   Loans receivable                                           $1,742          $1,587              $3,401          $3,149
   Securities available for sale                                 572             564               1,061           1,100
   Securities held to maturity                                   314             348                 646             707
   Deposits in other financial institutions                       14              13                  44              28
   Other interest-earning assets                                  34              34                  68              67
                                                              ------          ------              ------          ------
      Total interest income                                    2,676           2,546               5,220           5,051
                                                              ------          ------              ------          ------
Interest expense:
   Deposits                                                    1,264           1,160               2,480           2,334
   Advances from FHLB and other borrowings                       399             388                 751             734
                                                              ------          ------              ------          ------
      Total interest expense                                   1,663           1,548               3,231           3,068
                                                              ------          ------              ------          ------
      Net interest income                                      1,013             998               1,989           1,983
      Provision for losses on loans                               12              12                  24              24
                                                              ------          ------              ------          ------

Net interest income after provision for losses on loans        1,001             986               1,965           1,959
                                                              ------          ------              ------          ------
Non-interest income:
   Fees and service charges                                       65              42                 134              81
   Other                                                          13              76                  31              88
                                                              ------          ------              ------          ------
      Total non-interest income                                   78             118                 165             169
                                                              ------          ------              ------          ------
Non-interest expense:
   Compensation and benefits                                     301             275                 627             576
   Office property and equipment                                  94              82                 189             170
   Deposit insurance premiums                                     16              59                  20             120
   Data processing                                                37              41                  79              82
   Other                                                         173             177                 365             336
                                                              ------          ------              ------          ------
      Total non-interest expense                                 621             634               1,280           1,284
                                                              ------          ------              ------          ------
Earnings before taxes on income                                  458             470                 850             844
Taxes on income                                                  168             169                 313             308
                                                              ------          ------              ------          ------
Net earnings                                                    $290            $301                $537            $536
                                                              ======          ======              ======          ======

Earnings per share                                             $0.78           $0.81               $1.44           $1.41
                                                              ======          ======              ======          ======


See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Six months ended
                                                                                                 June 30,
                                                                                     1997                           1996
                                                                                     ----                           ----
Cash flows from operating activities:
   Net earnings                                                                      $537                            $536
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                                 24                              24
         Depreciation                                                                  80                              66
         Amortization of recognition and retention plan benefits                      ---                              10
         ESOP expense                                                                  28                              22
         Amortization of loan fees, premiums and discounts                             (3)                             55
         (Increase) decrease in accrued interest receivable                           (87)                           (129)
         (Increase) decrease in other assets                                          (25)                             17
         Increase (decrease) in accrued interest payable                               46                              46
         Increase (decrease) in accrued expenses and other liabilities                151                             (62)
                                                                                 --------                        --------
Net cash provided by operating activities                                             751                             585
                                                                                 --------                        --------
Cash flows from investing activities:
   Purchase of securities                                                          (4,555)                         (7,605)
   Proceeds from maturities of securities                                             ---                           5,543
   Loans purchased                                                                 (3,942)                         (4,006)
   Purchase of mortgage-backed securities                                          (3,484)                         (2,014)
   Repayment of principal on mortgage-backed securities                             2,671                           2,757
   Decrease (increase) in loans receivable                                         (2,576)                         (1,624)
   Proceeds from sale of real estate owned, net                                        38                              27
   Purchase of office property and equipment                                          (15)                           (191)
                                                                                 --------                        --------
Net cash (used in) provided by investing activities                               (11,863)                         (7,113)
                                                                                 --------                        --------
Cash flows from financing activities:
   Increase (decrease) in deposits                                                  4,868                          (1,077)
   Proceeds from advances from FHLB                                                 4,500                           7,500
   Treasury stock acquired                                                            (30)                           (511)
   Payment of cash dividends                                                         (105)                            (94)
   Net (decrease) increase in advances from borrowers
      for taxes and insurance                                                         ---                             (12)
                                                                                 --------                        --------
Net cash provided by (used in) financing activities                                 9,233                           5,806
                                                                                 --------                        --------
Net (decrease) increase in cash and cash equivalents                               (1,879)                           (722)
Cash and cash equivalents at beginning of year                                      3,998                           2,305
                                                                                 --------                        --------
Cash and cash equivalents at end of period                                         $2,119                          $1,583
                                                                                 ========                        ========
Supplemental disclosures:
   Cash paid during the six months for:
      Interest                                                                     $3,184                          $3,023
      Taxes on income                                                                 161                             351
   Transfers from loans to real estate owned                                          497                             191
                                                                                 ========                        ========

See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

         The consolidated financial statements for the three and six months ended June 30, 1997, and 1996 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1996 Annual Report to stockholders and are incorporated herein by reference.


Note 2.  Reclassifications
         Certain items on the consolidated financial statements as of, and for the three and six months ended June 30, 1996, have been reclassified to conform to the presentation as of, and for the three and six months ended June 30, l997.

                   MIDWEST BANCHSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Results of Operations

         Midwest Bancshares, Inc. (the "Company") had net earnings of $290,000, or $0.78 per share, and $537,000, or $1.44 per share, respectively, for the three months and six months ended June 30, 1997, compared to net earnings of $301,000, or $0.81 per share, and $536,000, or $1.41 per share, for the same periods in 1996. The decrease in net earnings for the quarter was primarily due to a one-time pre-tax gain of approximately $59,000 representing a cash distribution received from the Association's data processor in the quarter ended June 30, 1996 with no comparable gain in the quarter ended June 30, 1997. Other comparisons are discussed in more detail below.

         Net Interest Income

         Net interest income increased $15,000 and $6,000, respectively, for the three months and six months ended June 30, 1997, over the comparable periods in 1996. The Company's net interest rate spread was 2.65% and 2.62%, respectively, for the three months and six months ended June 30, 1997, compared to 2.75% and 2.70% for the comparable periods in 1996. The Company's net interest margin on interest-earning assets was 2.92% and 2.89%, respectively, for the three months and six months ended June 30, 1997, compared to 2.99% and 2.97% for the comparable periods in 1996.

         Interest income increased by $130,000 and $169,000 for the three months and six months ended June 30, 1997, respectively, over the comparable periods in 1996. Average interest-earning assets increased by approximately $5.6 million and $3.9 million for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The increases in average interest-earning assets were primarily due to increases in loans outstanding, a combined result of loan originations and purchases. The average yield on interest-earning assets increased by seven basis points and four basis points, respectively, for the three months and six months ended June 30, 1997, over the comparable periods in 1996. The slight increases in average yield were primarily due to the origination and purchase of loans yielding higher market interest rates and due to adjustable-rate loans, some of which have below-market initial teaser rates, and mortgage-backed securities adjusting to higher rates in response to higher market interest rates. Yield adjustments on the Company's adjustable-rate portfolio occur periodically over time

                   MIDWEST BANCHSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Net Interest Income (continued)

and may tend to lag behind the changes experienced in the market. These adjustments may also be limited by periodic and lifetime caps on such adjustments.

         Interest expense increased by $115,000 and $163,000, respectively, for the three months and six months ended June 30, 1997, over the comparable periods in 1996. Average interest-bearing liabilities increased by approximately $4.9 million and $3.8 million for the three months and six months, respectively, primarily due to increases of $4.0 million and $2.9 million in average interest-bearing deposits and increases of $0.9 million and $0.9 million in average borrowings from the FHLB, respectively. The increases in average deposits were primarily the result of more aggressive pricing subsequent to the passage of the Deposit Insurance Funds Act of 1996 which reduced FDIC deposit insurance assessments. The average rates paid on interest-bearing liabilities increased 16 basis points and 12 basis points for the three months and six months ended June 30, 1997, respectively, over the comparable periods in 1996. The increases in average rates paid were primarily due to deposits responding to higher rates being offered by the Company.

         Provision for Losses on Loans

         The provision for losses on loans was $12,000 and $24,000 for the three months and six months ended June 30, 1997, and 1996. The amount of provision was a result of the determination by management to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At June 30, 1997, and 1996, the Company's allowance for losses on loans totaled $710,000 and $663,000, respectively, or 0.81% and 0.83% of total loans, excluding mortgage-backed securities, and 109.06% and 348.95% of total non-performing loans. The latter ratio was impacted by a $461,000 increase in non-performing loans from $190,000 at June 30, 1996, to $651,000 at June 30, 1997, primarily due to two multi-family loans totaling $399,000 which were placed on non-accrual status. Non-performing loans decreased from the first quarter of 1997 by $488,000 primarily due to the in-substance foreclosure and transfer to real estate in judgment of one multi-family loan of $473,000. Management does not anticipate a material loss on the resolution of these loan delinquencies and real estate in judgment. The Company had no net charge-offs during the three months and six months ended June 30, 1997, compared to zero and $37,000 for the three months and six months ended June 30, 1996, respectively.

         Non-interest income

         Total non-interest income decreased by $40,000 and $4,000, respectively, for the three months and six months ended June 30, 1997, compared to the same periods in 1996. The decreases were primarily due to a $59,000 distribution from the sale of the Company's data processor in June 1996, with only a $9,000 similar distribution received in the first quarter of 1997, which represented the final distribution on this sale. Partially offsetting these decreases were increases of $23,000 and $53,000 for the three months and six months of fees and service charges, primarily a result of a revised fee structure on certain deposit services and ATM usage.

         Non-interest expense

         Total non-interest expense decreased by $13,000 and $4,000 for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The decreases were primarily due to decreases of $43,000 and $100,000 for the three months and six months, respectively, in deposit insurance premiums, a result of the Deposit Insurance Funds Act of 1996 which was passed on September 30, 1996, to recapitalize the SAIF insurance fund.

                   MIDWEST BANCHSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Non-interest expense (continued)

         The decreases in deposit insurance premiums were partially offset by increases for the three months and six months, respectively, of $26,000 and $51,000 in compensation and benefits, and $12,000 and $19,000 in office property and equipment, and an increase for the six months of $29,000 in other non-interest expense. The increases in compensation and benefit expense were primarily due to the hiring of a regulatory compliance officer and normal cost of living increases. The increases in office property and equipment expense were primarily due to the Company's expanded ATM network and computer equipment. The increase in other expenses was primarily due to increased marketing and supplies expenses related to the expansion of the Company's ATM network and the introduction of a new product, the home equity line of credit.

         Taxes on Income

         Taxes on income were similar in both periods in 1997 compared to 1996 as the effective combined federal and state tax rate remained constant at approximately 37%, less the effect of the dividends received deduction for equity investments of the Company.



Financial Condition

         The Company's total assets at June 30, 1997, were $146.5 million, increasing from $136.4 million at December 31, 1996. The increase was due to an intentional increase in interest-earning assets in an effort to increase net interest income. The increase of approximately $10.1 million was primarily due to the purchase of $4.6 million of securities available for sale, the purchase of $3.5 million of mortgage-backed securities to be held to maturity, and the net increase in loans receivable of $6.0 million through the purchase of $3.9 million in loans receivable and the net origination of loans receivable of $2.6 million, less $473,000 transferred to real estate in judgment, partially offset by principal repayments of $2.7 million from mortgage-backed securities and a net decrease in cash and cash equivalents of $1.9 million. The increase in total assets was primarily funded by an increase in deposits of $4.9 million and an increase of $4.5 million in advances from the FHLB.

         Total stockholders' equity increased $523,000 due to $537,000 in net earnings for the period less $105,000 in dividends declared during the period, and the $121,000 increase in net unrealized gains on investments available for sale (due to decreased market rates of interest) less a $30,000 increase in treasury stock.



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

                   MIDWEST BANCHSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

         Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For June 1997, the Association's liquidity ratio was 7.9% compared to 9.8% for December 1996. The decrease was primarily due to increased utilization through loan purchases and originations. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association intends to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in loans in nearby markets.

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

         The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At June 30, 1997, the Association had outstanding commitments to extend credit totaling $3.7 million and commitments to purchase loans of $790,000 and investments of $735,000.

         At June 30, 1997, the Association had tangible and core capital of $8.8 million, or 6.02% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, respectively, by $6.6 million and $4.4 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of June 30, 1997, the Association had risk-weighted assets of $65.5 million, a risk-based requirement of $5.2 million and risk-based capital of $9.5 million, or 14.46%, which exceeds the requirement by $4.2 million. The following table shows the Association's regulatory capital information.

         Regulatory Capital Table

                                                   (In thousands)
                                         Tangible    Core       Risk-based
                                         Capital    Capital       Capital
                                         --------------------------------
Association's capital                    $8,760      $8,760        $8,760
Additional capital - general allowances      --          --           710
                                         ------      ------        ------
Regulatory capital                       $8,760      $8,760        $9,470
Minimum capital requirement               2,184       4,369         5,239
                                         ------      ------        ------
Excess regulatory capital                $6,576      $4,391        $4,231
                                         ======      ======        ======

                   MIDWEST BANCHSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources (continued)

Market Value Component of Stockholders' Equity

         The unrealized appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the implementation of Statement No. 115 of the Financial Accounting Standards Board. At June 30, 1997, the net unrealized gain of $173,000, up from a net gain of $52,000 at December 31, 1996, consisted primarily of the net unrealized market gain, net of tax, due to decreased market interest rates, on certain GNMA mortgage-backed securities, U.S. Agency securities, and marketable equity securities which have been identified as available for sale by management.

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



Date: August 7, 1997                      /s/  William D. Hassel
      --------------------                ------------------------------
                                          William D. Hassel
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  August 7, 1997                     /s/  Robert D. Maschmann
       --------------------               ------------------------------
                                          Robert D. Maschmann
                                          Executive Vice President and
                                                   Chief Financial Officer
                                          (Principal Financial and
                                                   Accounting Officer)

                                Index to Exhibits


                                                           Sequentially
                                                           Numbered Page
Exhibit                                                   Where Attached
Number                                                  Exhibits are Located
------                                                  --------------------

   11   Computation of Per Share Earnings

   27   Financial Data Schedule