Form 10QSB
period 1997-09-30
MIDWEST BANCSHARES INC /DE/
filed 1997-10-30
CIK 890980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


                         Commission File Number 0-20620

                            MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           42-1390587
---------------------------------                     -------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)


3225 Division Street, Burlington, Iowa                           52601
----------------------------------------              -------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (319) 754-6526
                                                      -------------------------

              Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


              Transitional Small Business Format:          Yes [ ]     No [X]

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Common Stock                      339,311
                 -------------------------      --------------------------
                          Class                     Shares Outstanding
                                                  as of October 30, 1997

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                      INDEX
                               -------------------

                                                                                               Page
                                                                                            ---------
Part I.       Financial Information

   Item 1     Financial Statements
                 Consolidated balance sheets September 30, 1997 and December 31, 1996            1

                 Consolidated statements of operations, for the three
                    months and nine months ended September 30, 1997 and 1996                     2

                 Consolidated statements of cash flows, for the nine
                    months ended September 30, 1997 and 1996                                     3

                 Notes to consolidated financial statements                                      4

   Item 2     Management's discussion and analysis of financial condition
                 and results of operations                                             5 through 9


Part II.      Other Information                                                                 10

Signatures                                                                                      11

Exhibit 11    Computation of per share earnings

Exhibit 27    Financial Data Schedule

                           MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                  Consolidated Balance Sheets
                                     (Dollars in thousands)

                                                              September 30, 1997       December 31, 1996
                                                              ------------------       -----------------
Assets
   Cash and cash equivalents                                      $   1,733                $   3,998
   Securities available for sale                                     29,497                   23,784
   Securities held to maturity (estimated
                 fair value of $21,644 and $21,764)                  21,462                   21,811
   Loans receivable, net                                             90,896                   81,225
   Real estate owned and in judgment, net                               473                       12
   Federal Home Loan Bank stock, at cost                              1,960                    1,960
   Office property and equipment, net                                 2,398                    2,447
   Accrued interest receivable                                        1,263                    1,007
   Other assets                                                         168                      181
                                                                  ---------                ---------
Total assets                                                      $ 149,850                $ 136,425
                                                                  =========                =========

Liabilities
   Deposits                                                       $ 105,826                $ 101,918
   Advances from Federal Home Loan Bank                              32,500                   24,000
   Advances from borrowers for taxes and insurance                      214                      378
   Accrued interest payable                                             124                       74
   Accrued expenses and other liabilities                               820                      455
                                                                  ---------                ---------
Total liabilities                                                 $ 139,484                $ 126,825
                                                                  ---------                ---------
Stockholders' equity
   Serial preferred stock, $.01 par value,
      500,000 shares authorized, none issued                      $    --                  $    --
   Common stock, $.01 par value, 2,000,000 shares
      authorized, 455,000 issued and outstanding                          5                        5
   Additional paid-in capital                                         4,062                    4,037
   Retained earnings, substantially restricted                        8,572                    7,837
   Treasury stock, at cost, 115,689 shares
      for 1997 and 105,621 shares for 1996                           (2,527)                  (2,211)
   Employee stock ownership plan                                       (120)                    (120)
   Unrealized appreciation on securities
      available for sale, net of taxes on income                        374                       52
                                                                  ---------                ---------
Total stockholders' equity                                        $  10,366                $   9,600
                                                                  ---------                ---------
Total liabilities and stockholders' equity                        $ 149,850                $ 136,425
                                                                  =========                =========

See accompanying notes to consolidated financial statements.

                              MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                Consolidated Statements of Operations
                                (In thousands, except per share data)

                                                                       Three Months                        Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                                   1997             1996              1997             1996
                                                                 -------          -------           -------          -------
Interest income:
   Loans receivable                                              $ 1,817          $ 1,627           $ 5,218          $ 4,776
   Securities available for sale                                     461              325             1,522            1,425
   Securities held to maturity                                       412              556             1,058            1,263
   Deposits in other financial institutions                           15               13                59               41
   Other interest-earning assets                                      35               36               103              103
                                                                 -------          -------           -------          -------
      Total interest income                                        2,740            2,557             7,960            7,608
                                                                 -------          -------           -------          -------
Interest expense:
   Deposits                                                        1,287            1,189             3,767            3,523
   Advances from FHLB and other borrowings                           437              402             1,188            1,136
                                                                 -------          -------           -------          -------
      Total interest expense                                       1,724            1,591             4,955            4,659
                                                                 -------          -------           -------          -------
      Net interest income                                          1,016              966             3,005            2,949
      Provision for losses on loans                                   12               12                36               36
                                                                 -------          -------           -------          -------
Net interest income after provision for losses on loans            1,004              954             2,969            2,913
                                                                 -------          -------           -------          -------
Non-interest income:
   Fees and service charges                                           71               45               205              126
   Gain on sale of securities available for sale                     181               --               181               --
   Other                                                              11                9                42               97
                                                                 -------          -------           -------          -------
      Total non-interest income                                      263               54               428              223
                                                                 -------          -------           -------          -------
Non-interest expense:
   Compensation and benefits                                         313              284               940              860
   Office property and equipment                                      95               89               284              259
   Deposit insurance premiums                                         17               63                37              183
   Deposit insurance special assessment                               --              671                --              671
   Data processing                                                    43               43               122              125
   Other                                                             147              151               512              487
                                                                 -------          -------           -------          -------
      Total non-interest expense                                     615            1,301             1,895            2,585
                                                                 -------          -------           -------          -------
Earnings (loss) before taxes on income                               652             (293)            1,502              551
Taxes on income                                                      235             (106)              548              202
                                                                 -------          -------           -------          -------
Net earnings (loss)                                              $   417          ($  187)          $   954          $   349
                                                                 =======          =======           =======          =======

Earnings (loss) per share - primary                              $  1.15          ($ 0.51)          $  2.59          $  0.93
                                                                 =======          =======           =======          =======
Earnings (loss) per share - fully diluted                        $  1.14          ($ 0.51)          $  2.57          $  0.93
                                                                 =======          =======           =======          =======

See accompanying notes to consolidated financial statements.

                           MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                             Consolidated Statements of Cash Flows
                                         (In thousands)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                   1997                    1996
                                                                                 --------                --------
Cash flows from operating activities:
   Net earnings                                                                  $    954                $    349
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                                 36                      36
         Gain on sale of securities                                                  (181)                     --
         Depreciation                                                                 120                     102
         Amortization of recognition and retention plan benefits                       --                      10
         ESOP expense                                                                  41                      32
         Amortization of loan fees, premiums and discounts                             (3)                     72
         Increase in accrued interest receivable                                     (256)                   (257)
         Increase in other assets                                                     (36)                    (90)
         Increase in accrued interest payable                                          50                      51
         Increase in accrued expenses and other liabilities                           198                     417
                                                                                 --------                --------
Net cash provided by operating activities                                             923                     722
                                                                                 --------                --------
Cash flows from investing activities:
   Purchase of securities                                                          (6,281)                 (7,605)
   Proceeds from sale of securities                                                   502                      --
   Proceeds from maturities of securities                                              --                   6,543
   Loans purchased                                                                 (6,955)                 (5,046)
   Purchase of mortgage-backed securities                                          (3,484)                 (2,014)
   Repayment of principal on mortgage-backed securities                             4,599                   4,593
   Increase in loans receivable                                                    (3,253)                 (2,126)
   Proceeds from sale of real estate owned, net                                        37                     102
   Purchase of office property and equipment                                          (71)                   (262)
                                                                                 --------                --------
Net cash used in investing activities                                             (14,906)                 (5,815)
                                                                                 --------                --------
Cash flows from financing activities:
   Increase (decrease) in deposits                                                  3,908                     (38)
   Proceeds from advances from FHLB                                                 8,500                   7,500
   Repayment of advances from FHLB                                                     --                  (2,100)
   Treasury stock acquired                                                           (393)                   (511)
   Stock options exercised                                                             23                      --
   Payment of cash dividends                                                         (156)                   (139)
   Net decrease in advances from borrowers for taxes and insurance                   (164)                   (197)
                                                                                 --------                --------
Net cash provided by financing activities                                          11,718                   4,515
                                                                                 --------                --------

Net decrease in cash and cash equivalents                                          (2,265)                   (578)
Cash and cash equivalents at beginning of year                                      3,998                   2,305
                                                                                 --------                --------
Cash and cash equivalents at end of period                                       $  1,733                $  1,727
                                                                                 ========                ========
Supplemental disclosures: Cash paid during the nine months for:
      Interest                                                                   $  4,905                $  4,609
      Taxes on income                                                                 340                     532
   Transfers from loans to real estate owned                                          497                     109
                                                                                 ========                ========

See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies

         The consolidated financial statements for the three and nine months ended September 30, 1997, and 1996 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1996 Annual Report to stockholders and are incorporated herein by reference.


Note 2.  Reclassifications

         Certain items on the consolidated financial statements as of, and for the three and nine months ended September 30, 1996, have been reclassified to conform to the presentation as of, and for the three and nine months ended September 30, l997.


Note 3.  Stock Split Effected in the Form of a 200% Stock Dividend

         On October 20, 1997, the Company declared a 3-for-1 stock split in the form of a 200% dividend payable on or about November 18, 1997, to shareholders of record on November 4, 1997. Under the terms of this dividend, shareholders will receive two shares for every one share held on the record date. The dividend will be paid out of treasury shares and authorized but unissued shares of common stock of the Company. The par value of the Company's stock will not be affected and will remain at $0.01 per share. The Company anticipates that the number of outstanding shares of stock after the split will increase from 339,311 to 1,017,933 shares.

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


Results of Operations

         Midwest Bancshares, Inc. (the "Company") had net earnings of $417,000, or $1.14 per share, and $954,000, or $2.57 per share, respectively, for the three months and nine months ended September 30, 1997, compared to a net loss of $187,000, or $0.51 per share, and net earnings of $349,000, or $0.93 per share, for the same periods in 1996, respectively.

         The increases in net earnings were primarily due to (i) reduced operating expenses as a result of the $671,000 FDIC special assessment in the 1996 periods, and subsequent reduction in FDIC insurance premiums; (ii) increased net interest income, due to earning asset growth; and (iii) increased non-interest income, primarily due to a pre-tax gain of $181,000 on the sale of marketable equity securities and increased fee income due to a revised fee structure, partially offset by a $59,000 pre-tax gain distribution from the Company's data processor reported in the nine-month period ended September 30, 1996 compared to $9,000 in the nine-month period ended September 30, 1997. These and other comparisons are discussed in more detail below.

         Net Interest Income

         Net interest income increased $50,000 and $56,000, respectively, for the three months and nine months ended September 30, 1997, over the comparable periods in 1996. The Company's net interest rate spread was 2.59% and 2.62%, respectively, for the three months and nine months ended September 30, 1997, compared to 2.60% and 2.68% for the comparable periods in 1996. The Company's net interest margin on interest-earning assets was 2.85% and 2.89%, respectively, for the three months and nine months ended September 30, 1997, compared to 2.87% and 2.95% for the comparable periods in 1996.

         Interest income increased by $183,000 and $352,000 for the three months and nine months ended September 30, 1997, respectively, over the comparable periods in 1996. Average interest-earning assets increased by approximately $7.9 million and $5.2 million for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increases in average interest-earning assets were primarily due to increases in loans outstanding, a combined result of loan originations and purchases. The average yield on interest-earning assets increased by nine basis points and

                    MIDWEST BANCSHARES, INC and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Net Interest Income (continued)

six basis points, respectively, for the three months and nine months ended September 30, 1997, over the comparable periods in 1996. The slight increases in average yield were primarily due to the origination and purchase of loans yielding higher market interest rates and due to adjustable-rate loans, some of which have below-market initial teaser rates, and mortgage-backed securities adjusting to higher rates in response to higher market interest rates. Yield adjustments on the Company's adjustable-rate portfolio occur periodically over time and may tend to lag behind the changes experienced in the market. These adjustments may also be limited by periodic and lifetime caps on such adjustments.

         Interest expense increased by $133,000 and $296,000, respectively, for the three months and nine months ended September 30, 1997, over the comparable periods in 1996. Average interest-bearing liabilities increased by approximately $7.8 million and $5.2 million for the three months and nine months, respectively, primarily due to increases of $4.8 million and $3.6 million in average interest-bearing deposits and increases of $3.0 million and $1.6 million in average borrowings from the FHLB, respectively. The increases in average deposits were primarily the result of more aggressive pricing subsequent to the passage of the Deposit Insurance Funds Act of 1996 which reduced FDIC deposit insurance assessments. The average rates paid on interest-bearing liabilities increased eleven basis points for both the three months and nine months ended September 30, 1997, over the comparable periods in 1996. The increases in average rates paid were primarily due to deposits responding to higher rates being offered by the Company.

         Provision for Losses on Loans

         The provision for losses on loans was $12,000 and $36,000 for the three months and nine months ended September 30, 1997, and 1996. The amount of provision was a result of the determination by management to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At September 30, 1997, and 1996, the Company's allowance for losses on loans totaled $722,000 and $674,000, respectively, or 0.79% and 0.82% of total loans, excluding mortgage-backed securities, and 96.78% and 110.67% of total non-performing loans. The latter ratio was impacted by a $137,000 increase in non-performing loans from $609,000 at September 30, 1996, to $746,000 at September 30, 1997, primarily due to two multi-family loans totaling $399,000 which were placed on non-accrual status. The Company had no net charge-offs during the three months or nine months ended September 30, 1997, compared to $1,000 and $38,000 for the three months and nine months ended September 30, 1996, respectively.

         Non-interest income

         Total non-interest income increased by $209,000 and $205,000, respectively, for the three months and nine months ended September 30, 1997, compared to the same periods in 1996. The increases were primarily due to a $181,000 gain on the sale of marketable equity securities and due to increases of $26,000 and $79,000 for the three months and nine months, respectively, in fees and service charges, primarily as a result of a revised fee structure on certain deposit services and ATM usage. The increase for the nine month period was partially offset by a $59,000 distribution from the sale of the Company's data processor recognized in the nine months ended September 30, 1996, with only a $9,000 similar distribution received in the nine months ended September 30, 1997, which represented the final distribution on this sale.

                    MIDWEST BANCSHARES, INC and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Non-interest expense

         Total non-interest expense decreased by $686,000 and $690,000 for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The decreases were primarily due to the one-time FDIC special assessment of $671,000 in the 1996 periods, as well as the subsequent reductions of $49,000 and $146,000 in deposit insurance premiums for the three months and nine months, respectively, as a result of the Deposit Insurance Funds Act of 1996 which was passed on September 30, 1996, to recapitalize the SAIF insurance fund.

         The decreases in deposit insurance premiums were partially offset by increases for the three months and nine months, respectively, of $29,000 and $80,000 in compensation and benefits, and $6,000 and $25,000 in office property and equipment, and an increase for the nine months of $25,000 in other non-interest expense. The increases in compensation and benefit expense were primarily due to the hiring of additional staff and normal cost of living increases. The increases in office property and equipment expense were primarily due to the Company's expanded ATM network and computer equipment. The increase in other non-interest expenses was primarily due to increased marketing and supplies expenses related to the expansion of the Company's ATM network and the introduction of a new product, the home equity line of credit.

         Beginning in the three months ending December 31, 1997, the Company expects operating expenses to increase as a result of opening a branch office in a Wal-Mart Supercenter in West Burlington, Iowa. The Company anticipates hiring six full-time equivalent employees to staff the branch. Also, operating expenses will increase as a result of adding another ATM at the branch in addition to office furnishings and computer equipment.

         Taxes on Income

         Taxes on income increased by $341,000 and $346,000 for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 primarily due to increased taxable income as the effective combined federal and state tax rate remained constant at approximately 37%, less the effect of the dividends received deduction for equity investments of the Company and interest earned on tax-free municipal securities.



Financial Condition

         The Company's total assets at September 30, 1997, were $149.8 million, increasing from $136.4 million at December 31, 1996. The increase was due to an intentional increase in interest-earning assets in an effort to increase net interest income. The increase of approximately $13.4 million was primarily due to the purchase of $6.3 million of securities available for sale, the purchase of $3.5 million of mortgage-backed securities to be held to maturity, and the net increase in loans receivable of $9.7 million through the purchase of $7.0 million in loans receivable and the net origination of loans receivable of $3.2 million, less $473,000 transferred to real estate in judgment, partially offset by principal repayments of $4.6 million from mortgage-backed securities, a net decrease in cash and cash equivalents of $2.3 million, and proceeds from the sale of securities of $0.5 million. The increase in total assets was primarily funded by an increase in deposits of $3.9 million, an increase of $8.5 million in advances from the FHLB, and $0.9 million in cash provided by operating activities.

         Total stockholders' equity increased $766,000 due to $954,000 in net earnings for the period less $165,000 in dividends declared during the period and the $322,000 increase in net unrealized gains on investments available for sale (due to decreased market rates of interest) less the purchase of $393,000 in

                    MIDWEST BANCSHARES, INC and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)

treasury stock. The exercise of stock options increased stockholders' equity by the exercise amount of $23,000 and the increase in additional paid in capital of $25,000 due to income tax benefit due to the exercise.

         Subsequent to the balance sheet date, the Company declared a 3-for-1 stock split in the form of a 200% dividend payable on or about November 18, 1997, to shareholders of record on November 4, 1997. Under the terms of this dividend, shareholders will receive two shares for every one share held on the record date. The dividend will be paid out of treasury shares and authorized but unissued shares of common stock of the Company. The par value of the Company's stock will not be affected and will remain at $0.01 per share. The Company anticipates that the number of outstanding shares of stock after the split will increase from 339,311 to 1,017,933 shares.




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

         Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For September 1997, the Association's liquidity ratio was 8.3% compared to 9.8% for December 1996. The decrease was primarily due to increased utilization of liquidity through loan purchases and originations. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association intends to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in loans in nearby markets.

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

         The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At September 30, 1997, the Association had outstanding commitments to extend

                    MIDWEST BANCSHARES, INC and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

credit totaling $2.5 million and commitments to purchase loans of $339,000. The Association has also committed approximately $400,000 to start up costs for its new branch office in Wal-Mart.

         At September 30, 1997, the Association had tangible and core capital of $9.1 million, or 6.09% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, respectively, by $6.8 million and $4.6 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of September 30, 1997, the Association had risk-weighted assets of $68.8 million, a risk-based requirement of $5.5 million and risk-based capital of $9.8 million, or 14.23%, which exceeds the requirement by $4.3 million. The following table shows the Association's regulatory capital information.

      Regulatory Capital Table

                                                                  (In thousands)

                                                   Tangible           Core        Risk-based
                                                   Capital          Capital         Capital
                                                   -----------------------------------------
      Association's capital                        $9,063            $9,063          $9,063
      Additional capital - general allowances         ---                --             722
                                                   ------            ------          ------
      Regulatory capital                           $9,063            $9,063          $9,785
      Minimum capital requirement                   2,232             4,464           5,503
                                                   ------            ------          ------

      Excess regulatory capital                    $6,831            $4,599          $4,282
                                                   ======            ======          ======

Market Value Component of Stockholders' Equity

         The unrealized appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the implementation of Statement No. 115 of the Financial Accounting Standards Board. At September 30, 1997, the net unrealized gain of $374,000, up from a net gain of $52,000 at December 31, 1996, consisted primarily of the net unrealized market gain, net of tax, due to decreased market interest rates, on certain GNMA mortgage-backed securities, U.S. Agency securities, and marketable equity securities which have been identified as available for sale by management.

                            MIDWEST BANCSHARES, INC.

                           PART II. Other Information

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

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


                                          MIDWEST BANCSHARES, INC.
                                          Registrant



Date: October 30, 1997                    /s/  William D. Hassel
      ----------------                    ------------------------------
                                          William D. Hassel
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  October 30, 1997                   /s/  Robert D. Maschmann
       ----------------                   ------------------------------
                                          Robert D. Maschmann
                                          Executive Vice President and
                                                   Chief Financial Officer
                                          (Principal Financial and
                                                   Accounting Officer)

                                Index to Exhibits

                                                                     Sequentially
                                                                     Numbered Page
   Exhibit                                                          Where Attached
   Number                                                        Exhibits are Located
--------------                                                 -------------------------

     11       Computation of Per Share Earnings

     27       Financial Data Schedule


                                   EXHIBIT 11
                            Midwest Bancshares, Inc.
              Statement Regarding Computation of Per Share Earnings
                        Periods ended September 30, 1997


                                                             Three Months             Nine Months

Net earnings                                                  $ 417,722                $ 954,488
                                                             ==========               ==========
Primary earnings per share:
   Weighted average shares outstanding                          339,338                  345,645

   Average option shares granted                                 36,400                   36,400
   Less assumed purchase of shares
      using treasury method                                     (12,314)                 (14,226)
                                                             ----------               ----------
Common and common equivalent shares outstanding                 363,424                  367,819
                                                             ==========               ==========

Earnings per common share -- primary                          $    1.15                $    2.59
                                                             ==========               ==========

Fully-diluted earnings per share:
   Weighted average shares outstanding                          339,338                  345,645

   Average option shares granted                                 36,400                   36,400
   Less assumed purchase of shares
      using treasury method                                     (10,792)                 (10,792)
                                                             ----------               ----------
Common and common equivalent shares outstanding                 364,946                  371,253
                                                             ==========               ==========

Earnings per common share -- fully-diluted                    $    1.14                $    2.57
                                                             ==========               ==========