Form 10-K
period 1997-12-31
MIDWEST BANCSHARES INC /DE/
filed 1998-03-30
CIK 890980

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                       to
                                      -------------------      -----------------

      Commission file number       0-20620

                           MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                              42-1390587
---------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
            or organization)

3225 Division Street, Burlington, Iowa                                 52601
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code:            (319) 754-6526
                                                    ----------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None
          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES _X_ NO ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $11.3 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of February 20, 1998, was $12.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of February 20, 1998, there were issued and outstanding 1,028,199 shares of the Issuer's Common Stock.

   Transitional Small Business Disclosure Format (check one): Yes____ No _X_

                      DOCUMENTS INCORPORATED BY REFERENCE

      Parts II and IV of Form 10-KSB - Annual Report to Stockholders for
                   the fiscal year ended December 31, 1997.

Part III of Form 10-KSB - Proxy Statement for1998 Annual Meeting of
Stockholders.

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

         The Company serves Des Moines, Lee and Louisa Counties in southeastern Iowa through the Association's five retail banking offices located in Burlington, Wapello and Ft. Madison, Iowa. At December 31, 1997, the Company had total assets of $147.7 million, deposits of $105.3 million, and stockholders' equity of $10.7 million.

         As a community-oriented financial institution, the Association offers a variety of financial services to meet the needs of the communities it serves. The Association is principally engaged in attracting retail deposits from the general public and investing those funds primarily in first mortgages on owner-occupied, single-family residential loans and mortgage-backed securities. To a much lesser extent, the Association also originates and purchases residential construction, small business commercial loans, land development, agricultural land and consumer loans in the Association's market area and a limited amount of loans secured by multi-family and non-residential real estate. Through a wholly owned subsidiary, the Association also offers for sale tax-deferred annuities and other financial products.

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

         When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a much lesser extent, the Association also originates residential construction, small business commercial loans, land development, agricultural land and consumer loans in the Association's market area. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At December 31, 1997, the Association's net loan and mortgage-backed securities portfolio totalled $116.7 million.

         Generally, all loans must be approved by a committee comprised of the three top officers in the Association's lending department, with the Association's President acting as an alternate member. A majority vote is required for the approval of any loan. All loan approvals are ratified by the Board of Directors.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Association's loans-to-one-borrower limit was reduced, generally to the greater of $500,000 or 15% of unimpaired capital and surplus. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1997, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.4 million. At December 31, 1997, the Association had no loans which exceeded this amount.

         At December 31, 1997, the principal balance of the largest lending relationship with any one borrower or group of related borrowers, was $1.3 million and consists of one participation loan secured by a 192-unit apartment building located in Bettendorf, Iowa. The second largest lending relationship with one borrower had a principal balance of $960,000 at December 31, 1997, and consists of two participation loans, secured by two assisted, congregate-care facilities. One is a 68-unit facility located in Cedar Rapids, Iowa, and the other is a 46-unit facility located in Dubuque, Iowa. The third largest lending relationship with one borrower had a principal balance of $793,000 at December 31, 1997, and consists of two participation loans, secured by two apartment complexes located in Madison, Wisconsin, one 20-unit and one 23-unit. The fourth largest lending relationship with one borrower had a principal balance of $686,000 at December 31, 1997, and consists of two participation loans, secured by two apartment complexes located in Madison, Wisconsin, one 18-unit and one 15-unit. The fifth largest lending relationship with one borrower had a principal balance of $599,000 at December 31, 1997, and consists of one participation loan secured by a 61-unit motel in Germantown, Wisconsin. See "- Commercial/Multi-Family Real Estate Lending" for details regarding these loan participations. Each of the loans discussed above was current as of December 31, 1997. At December 31, 1997, the Association had no other loans to one borrower or group of related borrowers which had an existing balance at December 31, 1997, in excess of $500,000.

         Loan Portfolio Composition. The following information concerning the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees (premiums) and discounts and allowances for losses) as of the dates indicated.

                                         --------------------------------------------
                                                  1997                   1996
                                         ----------------------- --------------------
                                          Amount      Percent    Amount    Percent
                                          -------     -------   -------    -------

Real Estate Loans:
 One- to four-family....................  $66,549      71.75%   $63,209     75.85%
 Commercial/multi-family................   11,210      12.09     10,363     12.44
 Construction or development(1).........      818        .88        828       .99
                                          -------     ------    -------    ------
     Total real estate loans............   78,577      84.72     74,400     89.28
                                          -------      -----    -------    ------

Consumer and Other Loans:
 Deposit account........................      306        .33        354       .43
 Automobile.............................    1,158       1.25      1,001      1.20
 Home equity/home improvement...........    5,464       5.89      4,093      4.91
 Other..................................    7,239(2)    7.81      3,484      4.18
                                          -------     ------    -------    ------
     Total consumer and other loans.....   14,167      15.28      8,932     10.72
                                          -------     ------    -------    ------
     Total loans........................   92,744     100.00%    83,332    100.00%
                                                      ======               ======

Less:
 Loans in process.......................      836                 1,274
 Deferred fees and discounts............       64                   147
 Allowance for losses...................      568                   686
                                          -------             - -------
 Total loans receivable, net............  $91,276               $81,225
                                          =======               =======
------------------
(1)  Consists primarily of residential construction loans.
(2)  Approximately $7.0 million of these loans are participations guaranteed by the Farmer's Home Administration.
     See "- Consumer and Other Lending."

[RESTUBED TABBLE FOR ABOVE]

                                          December 31,
                                          ------------------------------------------------------------------
                                                 1995                   1994                  1993
                                          ------------------------------------------------------------------
                                           Amount     Percent    Amount      Percent    Amount      Percent
                                          -------     -------    -------     -------    ------      -------
                                                                   (Dollars in Thousands)
Real Estate Loans:                        $61,839      80.03%    $61,849      85.54%    58,405        86.64%
 One- to four-family....................    7,820      10.12       3,992       5.52      4,535         6.73
 Commercial/multi-family................    1,151       1.49       2,342       3.24      1,677         2.49
 Construction or development(1).........  -------      -----     -------     ------    -------       ------
                                           70,810      91.64      68,183      94.30     64,617        95.86
     Total real estate loans............  -------     ------     -------     ------    -------       ------


Consumer and Other Loans:                     383        .50         344        .47        257          .38
 Deposit account........................    1,033       1.34         810       1.12        568          .84
 Automobile.............................    3,886       5.03       2,745       3.80      1,798         2.67
 Home equity/home improvement...........    1,155       1.49         224        .31        168          .25
 Other..................................  -------     ------     -------     ------   --------
                                            6,457       8.36       4,123       5.70      2,791         4.14
     Total consumer and other loans.....  -------     ------     -------     ------    -------       ------
                                           77,267     100.00%     72,306     100.00%    67,408       100.00%
     Total loans........................              ======                 ======                  ======


Less:                                       2,347                  1,096                 1,417
 Loans in process.......................      209                    216                   125
 Deferred fees and discounts............      676                    650                   652
 Allowance for losses...................  -------                -------               -------
                                          $74,035                $70,344               $65,214
 Total loans receivable, net............  =======                =======               =======

      The following table shows the composition of the Association's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.


                                                                        1997         1996
                                                       -----------------------------------------------
                                                           Amount      Percent      Amount     Percent

Fixed-Rate Loans:
 Real estate:
  One- to four-family..................................    $27,804        29.98%    $26,595      31.91%
  Commercial/multi-family..............................      1,285         1.38       1,230       1.48
  Construction or development..........................        ---          ---          65        .08
                                                           -------       ------     -------     ------
     Total real estate loans...........................     29,089        31.36      27,890      33.47
                                                           -------       ------     -------     ------
  Consumer and other loans.............................      7,955         8.58       6,104       7.32
                                                          --------       ------     -------     ------
     Total fixed-rate loans............................     37,044        39.94      33,994      40.79
                                                           -------       ------     -------     ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family..................................     38,745        41.78      36,614      43.94
  Commercial/multi-family..............................      9,925        10.70       9,133      10.96
  Construction or development..........................        818          .88         763        .92
                                                         ---------      -------     -------     ------
     Total adjustable-rate real estate loans...........     49,488        53.36      46,510      55.82
  Consumer and other loans.............................      6,212         6.70       2,828       3.39
                                                          --------      -------     -------     ------
     Total adjustable-rate loans.......................     55,700        60.06      49,338      59.21
                                                           -------      -------     -------    -------

     Total loans.......................................     92,744       100.00%     83,332     100.00%
                                                                         ======                 ======

Less:
  Loans in process.....................................        836                    1,274
  Deferred fees and discounts..........................         64                      147
  Allowance for loan losses............................        568                      686
                                                         ---------                 --------
    Total loans receivable, net........................    $91,276                  $81,225
                                                           =======                  =======

[RESTUBED FOR ABOVE]

                                                            December 31,
                                                       -----------------------------------------------------------------
                                                                1995                  1994                   1993
                                                       -----------------------------------------------------------------
                                                        Amount       Percent    Amount     Percent     Amount    Percent
                                                        -------      -------    -------    -------     -------   -------
                                                                              (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family.................................. $24,218        31.34%   $25,319      35.01%    $25,279     37.50%
  Commercial/multi-family..............................   1,522         1.97      1,603       2.22       4,294      6.37
  Construction or development..........................     274          .36        504        .70         458       .68
                                                        -------       ------    -------     ------     -------    ------
     Total real estate loans...........................  26,014        33.67     27,426      37.93      30,031     44.55
                                                        -------       ------   --------     ------     -------    ------
  Consumer and other loans.............................   5,332         6.90      4,123       5.70       2,791      4.14
                                                        -------       ------   --------     ------     -------    ------
     Total fixed-rate loans............................  31,346        40.57     31,549      43.63      32,822     48.69
                                                        -------       ------   --------    -------     -------    ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family..................................  37,621        48.69     36,530      50.52      33,126     49.14
  Commercial/multi-family..............................   6,298         8.15      2,389       3.31         241       .36
  Construction or development..........................     877         1.13      1,838       2.54       1,219      1.81
                                                        -------       ------    -------     ------     -------    ------
     Total adjustable-rate real estate loans...........  44,796        57.97     40,757      56.37      34,586     51.31
  Consumer and other loans.............................   1,125         1.46        ---        ---         ---       ---
                                                        -------       ------  ---------       ----     -------    ------
     Total adjustable-rate loans.......................  45,921        59.43     40,757      56.37      34,586     51.31
                                                        -------       ------    -------     ------     -------    ------

     Total loans.......................................  77,267       100.00%    72,306     100.00%     67,40     100.00%
                                                                      ======                ======                ======

Less:
  Loans in process.....................................                2,347                 1,096                 1,417
  Deferred fees and discounts..........................                  209                   216                   125
  Allowance for loan losses............................                  676                   650                   652
                                                                     -------               -------               -------
    Total loans receivable, net........................              $74,035               $70,344               $65,214
                                                                     =======               =======               =======

         The following table illustrates the contractual maturity and amortization of the Association's loan portfolio at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as repricing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                           Real Estate
                                             -----------------------------------------
                                              One- to four-              Commercial/
                                                 Family                 Multi-family
                                             -----------------------------------------
                                                       Weighted               Weighted
                                                        Average                Average
                                             Amount      Rate     Amount        Rate
                                             -------   --------   -------     --------
                                                         (Dollars in Thousands)
Due During Year(s) Ended
     December 31,

1998(1)................................      $ 2,810      8.04%   $   265      8.45%
1999...................................        3,044      8.04        289      8.45
2000...................................        3,298      8.05        315      8.45
2001 and 2002..........................        7,447      8.06        715      8.46
2003 to 2007...........................       22,672      8.06      2,415      8.46
2008 to 2017...........................       24,742      7.86      7,047      8.29
2018 and following.....................        2,536      7.77        164      8.25
                                             -------               ------
    Total..............................      $66,549              $11,210
                                             =======              =======

------------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         As of December 31, 1997, the total amount of loans due or repricing after December 31, 1998 which had predetermined interest rates was $32.7 million, while the total amount of loans due or repricing after such date which had floating, adjustable or renegotiable interest rates was $54.1 million.

[RESTUBED TABLE FOR ABOVE]


                                                  Construction                Consumer
                                                 or Development               and Other                   Total
                                               ----------------------   ----------------------    ----------------------
                                                             Weighted                 Weighted                  Weighted
                                                              Average                  Average                   Average
                                               Amount          Rate      Amount         Rate        Amount        Rate
                                               ------        --------    -------      --------     -------      --------
Due During Year(s) Ended
     December 31,

1998(1)................................         $   9           7.87%    $ 2,830        8.44%      $ 5,914        8.25%
1999...................................            10           7.87       3,077        8.45         6,420        8.25
2000...................................            11           7.87       1,527        8.16         5,151        8.11
2001 and 2002..........................            24           7.87       2,660        8.00        10,846        8.07
2003 to 2007...........................            81           7.87       4,073        7.79        29,241        8.05
2008 to 2017...........................           297           7.87         ---         ---        32,086        7.95
2018 and following.....................           386           7.87         ---         ---         3,086        7.81
                                                 ----                    -------                   -------
    Total..............................          $818                    $14,167                   $92,744
                                                 ====                    =======                   =======

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Association has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At December 31, 1997, the Association's one- to four-family residential mortgage loans, excluding mortgage-backed securities, totalled $66.5 million, or 71.75% of the Association's loan portfolio, substantially all of which are conventional loans.

         The Association currently makes adjustable-rate one- to four-family residential mortgage loans in amounts up to 95% of the appraised value, or selling price, of the secured property, whichever is less. Generally, for loans with a loan-to-value ratio in excess of 80%, the Association requires private mortgage insurance to reduce exposure levels below the 80% level. The Association currently offers one-year ARM loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The loans provide for a 2% annual cap and floor, and a 6% lifetime cap and floor on the interest rate over the rate in effect at the date of origination. The Association also offers loans with a fixed rate for three, five or seven years which automatically convert to the one-year ARM terms discussed above at the end of the fixed-rate term. The annual and lifetime caps on interest rate increases for these loans reduce the extent to which they can help protect the Association against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto (the "Annual Report"). Approximately 46.7% of the loans originated in 1997 by the Association were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

         At December 31, 1997, approximately $4.5 million, or 6.8% of the Association's one- to four-family residential mortgage loan portfolio had been purchased by the Association. These loans are secured by property located primarily in California, Colorado, Arizona, Virginia and Texas, and have been in the Association's portfolio for several years. The majority of the loans secured by property located in California were purchased from the Association's former mortgage banking subsidiary. The Association has purchased only a limited amount of one- to four-family residential mortgage loans over the last five years. Despite a decrease in the Association's portfolio of purchased one- to four-family loans from $5.5 million in 1996, $5.9 million in 1995 and $6.9 million in 1994, the level of delinquencies in this portion of the Association's portfolio was higher than that of the one- to four-family loans originated and retained by the Association at December 31, 1997 and accounted for 44.0% of the total dollar amount of delinquent one- to four-family loans at that date, compared to 31.0% at December 31, 1996. The Association believes that the higher level of delinquencies, when compared to the rest of the loan portfolio, was due to general economic conditions in California during the recent past, where most of the properties securing delinquent purchased loans are located. See also "- Asset Quality - Non-Performing Assets."

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

         Commercial/Multi-Family Real Estate Lending. At December 31, 1997, the Association had $11.2 million in commercial/multi-family real estate loans, representing 12.09% of the Association's loan portfolio. Most of these loans have been purchased or are participations with other lenders. Substantially all of the Association's commercial/multi-family real estate loan portfolio is secured by multi-family residential property, primarily apartment buildings. Many of these properties are located outside the Association's market area, primarily Bettendorf, Dubuque and Cedar Rapids, Iowa, and the States of Wisconsin and Washington.

         At December 31, 1997, the principal balance of the largest lending relationship with any one borrower or group of related borrowers, was $1.3 million and consists of one participation loan originated in 1996 and refinanced in 1997, secured by a 192-unit apartment building located in Bettendorf, Iowa. The Association's participation represents approximately 15.0% of the loan (which had an outstanding balance of approximately $8.6 million). The loan is being amortized over 30 years, at a rate of 8.625% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.75%, adjusted annually.

         The second largest lending relationship had a principal balance of $960,000 at December 31, 1997, and consists of two participation loans originated in 1995, secured by two assisted, congregate-care facilities. The first is a 68-unit facility located in Cedar Rapids, Iowa, and the other is a 46-unit facility located in Dubuque, Iowa. The Association's participation represents approximately 14% of the first loan (which had an outstanding balance of approximately $3.5 million) and approximately 16% of the second loan (which had an outstanding balance of approximately $3.0 million). The first loan is amortized over 25 years, at a rate of 9.00% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.50%. The second loan is amortized over 25 years, at a rate of 9.50% for the first three years and thereafter at a rate equal to the Federal Cost of Funds plus 3.25%.

         The third largest lending relationship had a principal balance of $793,000 at December 31, 1997 and consists of two participation loans originated in 1996, secured by two apartment complexes located in Madison, Wisconsin, one 20-unit and one 23-unit. The Association's participation represents approximately 40% of the first loan (which had an outstanding balance of approximately $1.1 million) and approximately 40% of the second loan (which had an outstanding balance amount of approximately $1.0 million). The first loan is amortized over 25 years, at a rate of 8.875% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.50%. The second loan is amortized over 15 years, at a rate of 8.75% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.50%.

         The fourth largest lending relationship had a principal balance of $686,000 at December 31, 1997 and consists of two participation loans, secured by two apartment complexes located in Madison, Wisconsin; one 18-unit and one

15-unit. The Association's participation represents 22% of the first loan (which had an outstanding balance of approximately $1.9 million) and 19% of the second loan (which had an outstanding balance of approximately $1.4 million). The first loan is amortized over 25 years, at a rate of 9.0% for the first three years and thereafter, adjusts annually to a rate equal to the Federal Cost of Funds index plus 3.50%. The second loan is amortized over 25 years, at a rate of 8.875% for the first three years and thereafter adjusts annually to a rate equal to the Federal Cost of Funds index plus 3.50%.

         The fifth largest lending relationship had a principal balance of $599,000 at December 31, 1997, and consists of one participation loan, secured by a 61-unit motel in Germantown, Wisconsin. The Association's participation represents 40% of the loan (which had an outstanding balance of approximately $1.5 million). The loan is amortized over 20 years, at a rate of 9.375% for the first three years and thereafter adjusts annually to a rate equal to the Federal Cost of Funds index plus 3.75%. Each of these loans was current as of December 31, 1997.

         The Association has no other commercial/multi-family real estate loans to one borrower, or group of borrowers, which have an existing net balance at December 31, 1997 in excess of $500,000.

         Commercial/multi-family real estate lending affords the Association an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial/multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The Association has attempted to minimize these risks through its underwriting standards. For the years 1997, 1996 and 1995, the Association purchased participations in commercial/multi-family real estate loans totaling $2.8 million, $3.4 million and $4.3 million, respectively. See also "- Originations Purchases and Sales of Loans and Mortgage-Backed Securities."

         Residential Construction Lending. The Association originates a limited number of loans to finance the construction of single-family residences. These loans are primarily made to individuals who will ultimately be the owner-occupier of the house. Such loans are generally made as a permanent financing on the constructed property with the initial six month term on an interest-only basis. At December 31, 1997, the Association had loans to finance the construction of single-family residences totaling $818,000, or 0.88% of the Association's loan portfolio.

         Residential construction loans are generally underwritten using the same criteria as for one- to four-family residential loans. Payouts during the construction phase are only made after inspection by the Association's personnel. Authority for payouts is also required from the borrower and the general contractor.

         Consumer and Other Lending. Management considers consumer lending to be an important component of its strategic plan. Specifically, consumer loans generally have shorter terms to maturity (thus reducing Midwest Federal's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 1997, the Association's consumer and other loan portfolio totalled $14.2 million, or 15.28% of its loan portfolio. Under applicable federal law, the Association is authorized to invest up to 35% of its assets in consumer loans.

         Midwest Federal offers a variety of secured consumer loans, including home equity lines of credit, home improvement, auto, boat and recreational vehicle loans and loans secured by savings deposits. The Association also offers a limited amount of unsecured loans. The Association currently originates all of its consumer loans in its market area. The Association's home equity and home improvement loans comprised approximately 39% of the Association's total consumer loan portfolio at December 31, 1997. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to ten years. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Association's consumer loans generally have a fixed-rate of interest.

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

         In 1995, the Association began purchasing participations in Farmer's Home Administration ("FmHA") loans. Generally, the Association only purchases the 90% guaranteed portion of the loan. For the years 1997, 1996 and 1995, the Association purchased FmHA participations totaling $4.1 million, $2.8 million and $1.1 million, respectively. See also "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Association's consumer loan portfolio has generally been low (at December 31, 1997, $42,000, or approximately 0.30% of the consumer loan portfolio, was 30 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

         Mortgage-Backed Securities. The Association has a substantial portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1997, mortgage-backed securities totalled $25.5 million. At such date, $8.1 million of these mortgage-backed securities (all of which were issued by the Government National Mortgage Association ("GNMA")) were available for sale. For information regarding the carrying and market values of Midwest Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         The Association purchases mortgage-backed securities in order to supplement the Association's loan originations. At December 31, 1997, $4.6 million, or 18.2%, and $6.1 million, or 23.9%, of the Association's mortgage-backed securities carried adjustable rates of interest and balloon maturities, respectively. Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weighting for the risk-based capital requirement of the OTS and Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

         The following table sets forth the contractual maturities of the Association's mortgage-backed securities at December 31, 1997. The table does not reflect normal monthly amortization payments or anticipated prepayments.


                                                                                       Due in
                                            6 Months     6 Months      1 to       3 to 5     5 to 10     10 to 20       Over 20
                                            or Less      to 1 Year    3 Years     Years       Years        Years         Years
                                          ------------------------------------------------------------------------------------------
                                                                                               (In Thousands)
Adjustable-rate mortgage-
 backed securities:
  Federal Home Loan
   Mortgage Corporation.................     $   ---     $   ---     $   ---    $   ---      $   ---      $   ---        $  513
  Federal National
   Mortgage Association.................         ---         ---         ---        ---          ---          691         2,989
  Resolution Trust Corporation..........         ---         ---         ---        ---          ---          ---           439
                                             -------     -------     -------    -------       ------      -------        ------

     Total adjustable-rate..............         ---         ---         ---        ---          ---          691         3,941
                                             -------     -------     -------    -------       ------      -------        ------

Fixed-rate mortgage-backed securities:
  Federal Home Loan
   Mortgage Corporation.................       3,804         ---         ---      2,274          ---        2,238           ---
  Federal National
   Mortgage Association.................         ---         ---         ---        ---        1,560        2,876           ---
  Government National
   Mortgage Corporation.................         ---         ---         ---        ---        1,930        4,211         1,943
                                             ------      -------     -------    -------       ------       ------        ------
     Total fixed-rate...................      3,804          ---         ---      2,274        3,490        9,325         1,943
                                             ------      -------     -------    -------       ------      -------        ------

Total mortgage-backed
 securities.............................     $3,804      $   ---     $   ---    $ 2,274       $3,490      $10,016        $5,884
                                             ======      =======     =======    =======       ======      =======        ======



[RESTUBED TABLE FOR ABOVE]

                                         December 31,
                                            1997
                                           Balance
                                         Outstanding
                                        -------------

Adjustable-rate mortgage-
 backed securities:
  Federal Home Loan
   Mortgage Corporation.................   $   513
  Federal National
   Mortgage Association.................     3,680
  Resolution Trust Corporation..........       439
                                           -------

     Total adjustable-rate..............     4,632
                                           -------

Fixed-rate mortgage-backed securities:
  Federal Home Loan
   Mortgage Corporation.................     8,316
  Federal National
   Mortgage Association.................     4,436
  Government National
   Mortgage Corporation.................     8,084
                                           -------
     Total fixed-rate...................    20,836
                                           -------

Total mortgage-backed
 securities.............................   $25,468
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

         During fiscal 1996, the Association recorded gains of $45,000 from the sale of mortgage-backed securities. The Association sold no mortgage-backed securities in fiscal 1997. At December 31, 1997, the Association had no commitments to sell loans.

         The Association had no loans serviced for others as of December 31, 1997, and $22.0 million in loans serviced by others at that date.

         The following table sets forth the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.

                                                                             Year Ended December 31,
                                                                      ---------------------------------------
                                                                        1997            1996           1995
                                                                      --------         -------        -------
                                                                                    (In Thousands)
Originations by Type:
 Adjustable-rate:
  Real estate - one- to four-family...........................         $ 7,185         $ 6,469        $ 4,462
                - construction................................           2,525             841          1,450
  Consumer and other loans....................................             489             ---            ---
                                                                       -------         -------        -------
         Total adjustable-rate................................          10,199           7,310          5,912
                                                                       -------         -------        -------
 Fixed-rate:
  Real estate - one- to four-family...........................           5,979           7,445          4,333
                - construction................................             370             883            134
  Consumer and other loans....................................           5,312           3,901          4,112
                                                                       -------         -------        -------
         Total fixed-rate.....................................          11,661          12,229          8,579
                                                                       -------         -------        -------

         Total loans originated(1)............................          21,860          19,539         14,491
                                                                       -------         -------        -------

Purchases:
  Real estate - commercial/multi-family.......................           2,841           3,434          4,261
  Consumer and other loans....................................           4,114           2,846          1,052
  Mortgage-backed securities..................................           3,484           4,051            ---
                                                                       -------         -------        -------
         Total purchased......................................          10,439          10,331          5,313
                                                                       -------         -------        -------

Sales:
  Real estate - one- to four-family...........................             ---             ---             95
  Mortgage-backed securities..................................             ---           1,285            ---
                                                                       -------         -------        -------
  Total sales ................................................             ---           1,285             95
                                                                       -------         -------        -------

Principal repayments..........................................          22,216          21,375         18,198
                                                                       -------         -------        -------
(Decrease) in other items, net................................         (3,553)          (4,463)        (1,462)
                                                                       -------         -------        -------

         Net increase.........................................         $ 6,530         $ 2,747        $    49
                                                                       =======         =======        =======
-------------------
(1)      $3,122,000, $4,104,000 and $1,285,000 of these originations for the years ended December 31, 1997, 1996 and
         1995, respectively, were to refinance existing loans held by the Association.

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

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1997 and 1996. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Percentages are exclusive of mortgage-backed securities.

                                                                   Real Estate
                                           --------------------------------------------------------
                                              One- to four-family          Commercial/Multi-Family           Consumer and Other
                                           ---------------------------   ---------------------------    --------------------------
                                           Number    Amount    Percent   Number    Amount    Percent    Number    Amount   Percent
                                           ------    ------    -------   ------    ------    -------    ------    ------   -------
                                                                                      (Dollars in Thousands)
Loans delinquent for:

December 31, 1997:
-----------------
 30-59 days..........................         25     $  791      1.19%     ---      $---       ---%         6       $ 33     .23%
 60-89 days..........................          8        258       .39      ---       ---        ---         1          9     .07
 90 days and over....................          9        370       .55        2       399       3.56       ---        ---     ---
                                             ---     ------      ----      ---      ----       ----       ---      -----     ---
     Total...........................         42     $1,419      2.13%       2      $399       3.56%        7        $42     .30%
                                             ===     ======      ====      ===      ====       ====       ===        ===     ===

December 31, 1996:
------------------
 30-59 days..........................         23     $  263       .42%     ---      $---        ---%        8        $49     .55%
 60-89 days..........................         11        399       .63      ---       ---        ---       ---        ---     ---
                                                                                                                             ---
 90 days and over....................          7        245       .38        3       874       8.43         1          1     .01
                                            ----    -------      ----      ---      ----       ----       ---       ----     ---
     Total...........................         41     $  907      1.43%       3      $874       8.43%        9        $50     .56%
                                             ===    =======      ====      ===      ====       ====       ===        ===     ===

[RESTUBED TABLE FOR ABOVE]

                                                  Total
                                       -----------------------------
                                       Number    Amount      Percent
                                       ------    ------      -------
Loans delinquent for:

December 31, 1997:
------------------
30-59 days..........................     31      $  824        .89%
60-89 days..........................      9         267        .29
90 days and over....................     11         769        .83
                                         --      ------       ----
    Total...........................     51      $1,860       2.01%
                                         ==      ======       ====

December 31, 1996:
------------------
                                         31      $  312        .37%
30-59 days..........................     11         399        .48
60-89 days..........................
                                         11       1,120       1.35
90 days and over....................     --      ------       ----
                                         53      $1,831       2.20%
    Total...........................     ==      ======       ====

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

                                                                   December 31,
                                                         --------------------------------
                                                          1997         1996         1995
                                                         ------       ------       ------
                                                              (Dollars in Thousands)
Non-accruing loans:
  One- to four-family............................        $  370       $  245        $ 51
  Commercial/multi-family real estate............           399          874         ---
  Consumer and other.............................           ---            1         ---
                                                         ------       ------        ----
     Total.......................................           769        1,120          51
                                                         ------       ------        ----

Real estate owned:
  One- to four-family............................           ---           12          28
  Commercial/multi-family real estate............           315          ---        ----
  Residential land...............................           ---          ---           5
                                                         ------       ------        ----
     Total.......................................           315           12          33
                                                         ------       ------        ----

Total non-performing assets......................        $1,084       $1,132        $ 84
                                                         ======       ======        ====
Total as a percentage of total assets............           .73%         .83%        .06%
                                                         ======       ======        ====

         For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms totalled $79,000. The amount that was included in interest income on such loans was $25,000 for the year ended December 31, 1997.

         The Company's ratio of non-performing assets to total assets decreased to 0.73% at December 31, 1997 from 0.83% at December 31, 1996. Total non-performing assets for 1997 and 1996 increased $1.0 million above 1995 levels primarily from an $874,000 increase in non-accruing commercial/multi-family real estate loans as a result of three loans becoming more than 90 days delinquent. The largest of the three loans is now in real estate owned with a carrying value of $315,000 at December 31, 1997 and is a 104 unit apartment complex in Madison, Wisconsin. The Association owns approximately 17% of the property valued at approximately $1.9 million. The other two loans are participation loans to one borrower, which totaled approximately $399,000 at December 31, 1997 and are secured by a 96-unit apartment complex in Madison, Wisconsin. The Association's participation represents approximately 8% of the total $5.1 million loan. These two loans are in the foreclosure process, however, the Association believes there is adequate allowance for loan losses to absorb any anticipated losses on disposition.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1997 there was also an aggregate of $1,419,000 in net book value of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. See "Classified Assets" for a discussion of the loans in this category.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets (including those considered to be "special mention") of the Association at December 31, 1997, 1996 and 1995 were as follows:

                                                                 December 31,
                                                -----------------------------------------------
                                                1997                 1996                1995
                                                -----------------------------------------------
Special Mention..........................        $  969,000        $  876,000          $302,000
Substandard..............................         1,524,000         1,543,000           455,000
Doubtful.................................            10,000               ---               ---
Loss.....................................               ---               ---               ---
                                                 ----------        ----------          --------

  Total classified assets................        $2,503,000        $2,419,000          $757,000
                                                 ==========        ==========          ========

         The increase in loans designated "special mention" from 1996 to 1997 was primarily the result of including in this category one multi-family loan participation amounting to $493,000 which is secured by a 128-unit apartment complex in Madison, Wisconsin. The loan was classified based on a recent property inspection and concerns about occupancy and renovation progress.

         The increase in loans designated "special mention" from 1995 to 1996 was primarily the result of including in this category one commercial/multi-family loan participation amounting to $492,000 which is secured by a 68-unit retirement facility in Cedar Rapids, Iowa. The loan was designated "special mention" since several mechanics liens had been filed on the property. The liens have been cured, and consequently this loan was removed from special mention in July of 1997. As of December 31, 1997, the loan payments continued to be current.

         The increase in loans designated "substandard" from 1995 to 1996 and 1997 was primarily the result of the three commercial/multi-family loans discussed under "- Asset Quality - Non-Performing Assets."

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1997, the Association had an allowance for loan losses of $568,000. See also Notes 1 and 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations Comparison of Years Ended December 31, 1997 and 1996 - Provision for Losses on Loans" in the Annual Report.

         The following table sets forth an analysis of the Association's allowance for loan losses at the dates indicated.

                                                                  Year Ended December 31,
                                                            -------------------------------------
                                                              1997           1996          1995
                                                            -------         ------       --------
                                                                 (Dollars in Thousands)
Balance at beginning of period.......................       $   686         $  676       $    650
                                                            -------         ------       --------

Charge-offs:
 One- to four-family.................................            (8)           (37)           (22)
 Commercial/Multi-family.............................          (158)        ------            ---
 Consumer and other..................................           ---             (1)           ---
                                                            -------         ------       --------
                                                               (166)           (38)           (22)
                                                            -------         ------       --------

Recoveries:
  One- to four-family................................           ---            ---            ---
                                                            -------         ------       --------
                                                                ---            ---            ---
                                                            -------         ------       --------

Net (charge-offs) recoveries.........................          (166)           (38)           (22)
                                                            -------         ------       --------
Additions charged to operations......................            48              48            48
                                                            -------         ------       --------
Balance at end of period.............................       $   568         $  686       $    676
                                                            =======         ======       ========

Ratio of net charge-offs (recoveries) during the
 period to average loans, excluding mortgage-
 backed securities outstanding during the period.....          .19%            .05%           .03%
                                                            ======          ======           ====

Allowance for loan losses to non-performing
 loans at end of period..............................        73.86%          61.25%      1,325.49%

Allowance for loan losses to total loans,
 excluding mortgage-backed securities
 at end of period....................................          .61%            .82%           .87%

                                      18

         The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                             December 31,
                                                  ------------------------------------------------------------------
                                                         1997                     1996               1995
                                                  ------------------------------------------------------------------
                                                                 Percent               Percent              Percent
                                                                of Loans              of Loans              of Loans
                                                                 in Each               in Each              in Each
                                                                 Category             Category              Category
                                                                 to Total             to Total              to Total
                                                   Amount         Loans      Amount     Loans    Amount      Loans
                                                   ------       ---------    ------   --------   ------     --------
                                                                        (Dollars in Thousands)

One- to four-family.........................        $163           71.7%      $225       75.9%    $ 199        80.0%
Commercial/multi-family
 real estate................................         269           12.1        246       12.4        47        10.1
Construction or development.................           1            0.9          2        1.0         3         1.5
Consumer and other..........................          28           15.3         60       10.7        66         8.4
Unallocated.................................         107            ---        153        ---       361         ---
                                                    ----          -----       ----      -----     -----       -----
     Total..................................         568          100.0%      $686      100.0%    $ 676       100.0%
                                                    ====          =====       ====      =====     =====       =====

Investment Activities

         Midwest Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For December 31, 1997, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.07. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

         At December 31, 1997, Midwest Federal's interest-bearing deposits with banks totalled $1.1 million, or 0.7% of total assets, and its investment securities totalled $21.5 million, or 14.6% of total assets. As of such date, the Association also had a $2.0 million investment in FHLBank stock, satisfying its requirement for membership in the FHLBank of Des Moines. It is the Association's general policy to purchase investment securities which are U.S. Government securities federal agency obligations, municipal bonds and other issues that are rated investment grade or have credit enhancements. At December 31, 1997, the average term to maturity or repricing of the investment securities portfolio was 9.8 years. However, most of the securities have call features, and if called, the remaining term would be 20 months. See also "- Mortgage-Backed Securities" and Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the composition of the Association's investment portfolio at the dates indicated.

                                                                                      December 31,
                                                    ---------------------------------------------------------------------------
                                                          1997                       1996                         1995
                                                    --------------------       ----------------------      --------------------
                                                      Book       % of           Book            % of        Book         % of
                                                      Value      Total          Value           Total       Value        Total
                                                     -------    -------        --------        ------      -------       -----
                                                                       (Dollars in Thousands)
Interest-bearing deposits with banks............     $ 1,088      100.0%        $ 3,127         100.0%     $ 1,861       100.0%
                                                     =======      =====         =======         =====      =======       =====

Investment securities:
 U.S. Government securities.....................     $   ---        ---%        $   ---           ---%     $ 1,007         4.7%
 Federal agency obligations.....................      18,375       75.7          16,535          86.1       18,545        86.2
 Municipal bonds................................       3,108       12.8             ---           ---          ---         ---
 Other marketable equity securities(1)..........         824        3.4             710           3.7          ---         ---
                                                     -------      -----         -------         -----      -------       -----

     Subtotal...................................      22,307       91.9          17,245          89.8       19,552        90.9

FHLBank stock...................................       1,960        8.1           1,960          10.2        1,960         9.1
                                                     -------      -----         -------         -----      -------       -----

     Total investment securities and FHLBank
      stock.....................................     $24,267      100.0%        $19,205         100.0%     $21,512       100.0%
                                                     =======      =====         =======         =====      =======       =====

Average remaining life or term to repricing,
 excluding FHLBank stock and other marketable equity securities (assuming call
 feature are exercised).........................       1.7 years                       0.3 years           0.8 years

----------------------------
(1) Represents primarily investments in common stock of non-related publicly-traded companies.

         The composition and maturities, assuming the call features are not exercised, of the investment securities portfolio, excluding FHLBank of Des Moines stock and other marketable equity securities, are indicated in the following table. Weighted average yields are calculated on a taxable equivalent basis.

                                                                         December 31, 1997
                                                 ------------------------------------------------------------------
                                                 1 Year     1 to 5       5 to 10     After 10     Total Investment
                                                 or Less     Years        Years       Years          Securities
                                                 -------    ------       -------     --------     -----------------
                                                  Book       Book         Book        Book        Book        Book
                                                  Value      Value        Value       Value       Value       Value
                                                 -------    ------       -------     --------     -----       -----

                                                                      (Dollars in Thousands)

Federal agency obligations..................     $ 2,456     $ 3,011      $ 1,990     $10,918     $18,375     $18,364
Municipal bonds.............................         ---         444        1,624       1,040       3,108       3,108
                                                 -------     -------      -------     -------     -------     -------

Total investment securities.................     $ 2,456     $ 3,455      $ 3,614     $11,958     $21,483     $21,472
                                                 =======     =======      =======     =======     =======     =======

Weighted average yield......................       5.44%       6.44%        7.04%       7.24%       6.87%


         In 1997, the Association began purchasing tax-exempt, rated or general obligation bonds of municipalities. The Association's investment securities portfolio at December 31, 1997 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Association's retained earnings, excluding securities issued by the United States Government, or its agencies.

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

                                                              Year Ended  December 31,
                                       -----------------------------------------------
                                                 1997                   1996                    1995
                                       ------------------------   ---------------------   ----------------------
                                                       Percent                Percent                   Percent
                                           Amount      of Total    Amount     of Total     Amount       of Total
                                          -------     ---------   --------   ----------   --------     ---------
                                                               (Dollars in Thousands)

Interest Rate Range:

Money Market Deposit
 Accounts 2.50-4.00%...................    $ 14,282       13.6$     13,590       13.3%    $ 13,282         13.1%
Passbook Accounts 2.50-3.00%...........       8,373        7.9       8,609        8.5        8,887          8.8
NOW Accounts 1.25-2.00%................       7,266        6.9       6,738        6.6        7,841          7.8
Non-interest checking accounts.........         649         .6         399         .4          351           .3
                                           --------      -----   ---------      ------    --------        -----

Total Non-Certificates.................      30,570       29.0      29,336       28.8       30,361         30.0
                                           --------      -----    --------      ------    --------        -----

Certificates:

 4.00 - 4.99%..........................       4,252        4.0       9,133        9.0       20,609         20.3
 5.00 - 5.99%..........................      51,543       49.0      49,464       48.5       40,357         39.8
 6.00 - 6.99%..........................      16,026       15.2      10,466       10.2        6,564          6.5
 7.00 - 7.99%..........................       2,730        2.6       3,235        3.2        3,161          3.1
 8.00 - 8.99%..........................         157         .2         284         .3          282           .3
                                           --------      -----    --------      ------    --------        -----

Total Certificates.....................      74,708       71.0      72,582       71.2       70,973         70.0
                                           --------      -----    --------      -----     --------        -----
Total Deposits.........................    $105,278      100.0%   $101,918      100.0%    $101,334        100.0%
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

                                                                Year Ended December 31,
                                                 ---------------------------------------------- -----
                                                    1997                  1996                 1995
                                                 ---------              --------             --------
                                                                (Dollars in Thousands)
Opening balance......................             $101,918              $101,334             $106,894
Deposits sold........................                  ---                   ---              (7,709)
Net deposits (withdrawals)...........                (734)               (3,260)              (1,558)
Interest credited....................               4 ,094                 3,844                3,707
                                                  --------             ---------            ---------

Ending balance.......................             $105,278              $101,918             $101,334
                                                  ========              ========             ========

Net increase (decrease)..............             $  3,360              $    584             $ (5,560)
                                                  ========              ========             ========

Percent increase (decrease)..........                 3.30%                  .58%               (5.20)%
                                                  ========              ========             ========

         The following table shows rate and maturity information for the Association's certificates of deposit as of December 31, 1997.

                                         4.00-       5.00-       6.00-       7.00-       8.00-                    Percent
                                         4.99%       5.99%       6.99%       7.99%       8.99%       Total        of Total
                                        ------      ------       -----       -----       -----      -------       --------
                                                                   (Dollars in Thousands)
Certificate accounts maturing
 in quarter ending :
------------------------------
March 31, 1998.....................      $2,381     $13,459    $    999     $  152      $  ---      $16,991           22.7%
June 30, 1998......................       1,439      11,715         453          9         ---       13,616           18.2
September 30, 1998.................         106       7,861         578        ---          53        8,598           11.5
December 31, 1998..................         271       6,429         457        ---          10        7,167            9.6
March 31, 1999.....................          55       3,171         229        ---           4        3,459            4.6
June 30, 1999......................         ---       2,308       3,522        ---         ---        5,830            7.8
September 30, 1999.................         ---       1,544       2,001        ---          65        3,610            4.8
December 31, 1999..................         ---       1,817       2,409      2,518          25        6,769            9.1
March 31, 2000.....................         ---       1,115       1,286          4         ---        2,405            3.2
June 30, 2000......................         ---         785         215        ---         ---        1,000            1.3
September 30, 2000.................         ---         531       1,729          2         ---        2,262            3.0
December 31, 2000..................         ---         185       1,481         45         ---        1,711            2.4
Thereafter.........................         ---         623         667        ---         ---        1,290            1.8
                                        -------     -------     -------     ------      ------     --------          -----

     Total.........................      $4,252     $51,543     $16,026     $2,730      $  157      $74,708          100.0%
                                         ======     =======     =======     ======      ======      =======         ======

     Percent of total..............        5.7%      69.0 %       21.5%       3.7%        0.1%      100.00%
                                        ======      ======       =====       ====        ====       ======


         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.

                                                                             Maturity
                                                   ---------------------------------------------------------------
                                                                  Over         Over
                                                   3 Months      3 to 6       6 to 12         Over
                                                    or Less      Months       Months       12 months        Total
                                                   --------     -------       -------      ---------       -------
                                                                          (In Thousands)
Certificates of deposit less
 than $100,000..............................        $15,458     $12,616       $14,861       $26,929        $69,864

Certificates of deposit of
 $100,000 or more...........................          1,533       1,000           904         1,407          4,844
                                                   --------    --------     ---------      --------       --------

Total certificates of deposit...............        $16,991     $13,616       $15,765       $28,336        $74,708
                                                    =======     =======       =======       =======        =======

         From time to time the Association has had public funds. The Association is required to pledge collateral against such funds equal to 110% of such funds. The Association had $775,000, $357,000 and $211,000 of such funds on deposit at December 31, 1997, 1996 and 1995, respectively.

         Borrowings. Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Association has relied upon selected borrowings for short-term liquidity needs.

         Midwest Federal may obtain advances from the FHLBank of Des Moines upon the security of its capital stock of the FHLBank of Des Moines and certain of its mortgage loans and investments. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1997, the Association had $29.0 million of fixed-rate advances from the FHLBank of Des Moines. The Association also had a $3.0 million open line of credit with the FHLBank with a $1.5 million balance at December 31, 1997, which expires in March 1998. The Association intends to renew the line of credit at that time. Although the Association has also used securities sold under agreements to repurchase in the past, no such borrowings have been made during the last three years.

         The following table sets forth the maximum month-end balance and average balance of FHLBank advances at and for the dates indicated.

                                                             At and For the Year Ended December 31,
                                                           --------------------------------------------
                                                            1997                 1996            1995
                                                           -------              -------         -------
                                                                            (In Thousands)
Maximum Balance:
FHLBank advances.............................              $34,000              $28,000         $20,500

Average Balance:
FHLBank advances.............................              $28,451              $25,256         $16,596


         The following table sets forth certain information as to the Association's FHLBank advances at the dates indicated.

                                                                        December 31,
                                                       -------------------------------------------
                                                         1997              1996              1995
                                                       --------------------------------------------
                                                                  (Dollars in Thousands)
FHLBank advances.............................           $30,500           $24,000           $20,500
                                                        -------           -------           -------

     Total borrowings........................           $30,500           $24,000           $20,500
                                                        =======           =======           =======

Weighted average interest rate during the
 period of FHLBank advances..................             5.91%             6.00%             5.89%

Weighted average interest rate at end of
 period of FHLBank advances..................             5.86%             5.87%             6.03%



Subsidiary and Other Activities

         As a federally chartered savings and loan association, Midwest Federal is permitted by OTS regulations to invest up to 2% of its assets, or $2.9 million at December 31, 1997, in the stock of, or unsecured loans to, service corporation subsidiaries. As of such date, the net book value of Midwest Federal's investment in, and unsecured loans to, its service corporation was $26,699. Midwest Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

         Midwest Federal has one active wholly owned subsidiary, Midwest Financial Products, Inc. ("MFP"), engaged in the sale of tax-deferred annuities and other financial products. For the year ended December 31, 1997, MFP had net earnings of $142. MFP has an expense-sharing agreement with Midwest Federal whereby MFP reimburses Midwest Federal for its share of common expenses such as personnel and occupancy expenses. This expense reimbursement is paid quarterly.

         At December 31, 1997, the Association had an equity investment in MFP of $26,699 (equal to its $100 capital plus $26,599 retained earnings), with no loans outstanding.

Regulation

         General. Midwest Federal is a federally chartered stock savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Midwest Federal is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLBank of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of Midwest Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF"), are the two deposit insurance funds administered by the FDIC, and the deposits of Midwest Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Midwest Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midwest Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular examinations of the Association by the OTS and the FDIC were as of October 2, 1997 and November 30, 1991, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Midwest Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Midwest Federal's OTS assessment for the fiscal year ended December 31, 1997, was $42,763.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Midwest Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. As of December 31, 1997, Midwest Federal is in compliance with the noted restrictions.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Association's lending limit under this restriction was approximately $1.4 million. As of December 31, 1997, Midwest Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. Midwest Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $670,861 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected Midwest Federal's results of operations for the year ended December 31, 1996. As a result of the special assessment, Midwest Federal's deposit insurance premiums was reduced to $53,687 for 1997 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         All SAIF-insured institutions are required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s, in an amount equal to 6.48 basis points for each $100 in domestic deposits. As a result of the recent legislation discussed above, BIF-insured institutions are also required to pay an assessment for the repayment of interest on the FICO bonds, in an amount equal to 1.52 basis points for each $100 in domestic deposits. The assessment on SAIF-insured institutions is expected to be reduced to 2.43 basis points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions will participate fully in the FICO bond interest repayment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for this purpose. At December 31, 1997, Midwest Federal had no unamortized purchased mortgage servicing rights which were required to be deducted from tangible capital. At December 31, 1997, Midwest Federal had no intangible assets which were subject to these tests.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. All subsidiaries of the Association are includable subsidiaries.

         At December 31, 1997, the Association had tangible capital of $9.4 million, or 6.4% of adjusted total assets, which is approximately $7.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, the Association had no intangibles which were subject to these tests.

         At December 31, 1997, the Association had core capital equal to $9.4 million, or 6.4% of adjusted total assets, which is $5.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, Midwest Federal had $568,000 of general loss reserves, which was less than 1.25% of risk-weighted assets that qualify as supplementary capital. As a result, all of such reserves may be used to satisfy the capital requirement.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Midwest Federal had no such exclusions from capital and assets at December 31, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1997, the Association had total capital of $10.0 million (including $9.4 million in core capital and $568,000 in qualifying supplementary capital) and risk-weighted assets of $67.4 million (and no converted off-balance sheet assets); or total capital of 14.8% of risk-weighted assets. This amount was $4.6 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receivor.

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

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Association, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Association may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL rating of 1 or 2, is not of supervisory concern; and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted. If adopted, the regulation would have the effect of relieving the Association of the responsibility of notifying the OTS prior to making a capital distribution.

         Liquidity. All savings associations, including Midwest Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.


         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At December 31, 1997, the Association was in compliance with requirements, with an overall liquid asset ratio of 8.1%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, available for sale or trading) with appropriate documentation. The Association is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701 (a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was last examined for CRA compliance in 1997 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Midwest Federal include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1997, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Association is a member of the FHLB of Des Moines, which is one of 12 regional FHLB, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Midwest Federal is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1997, Midwest Federal had $2.0 million in FHLB stock, which was in compliance with this requirement. In the past years, the Association has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.53% and were 7.00% for calendar year 1997.

         Under federal law, the FHLB are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in Midwest Federal's capital.

         For the year ended December 31, 1997, dividends paid by the FHLB of Des Moines to Midwest Federal totalled $137,179, which constituted a $13 decrease from the amount of dividends received in 1996. The $34,577 dividend received for the quarter ended December 31, 1997 reflects an annualized rate of 7.00%, compared to a rate of 7.00% for calendar 1996.

         Federal and State Taxation.

         Federal Taxation. Savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which

12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1997, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Association. It is not expected that these limitations would be a limiting factor in the foreseeable future.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Association.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Association's Excess for tax purposes totalled approximately $2.8 million.

         The Company and its subsidiaries file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

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

         Effect of New Accounting Standards.

         See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

         SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was effective for the Company for the year beginning January 1, 1997, and did not have a material effect on the financial position and results of operations, nor did the adoption require additional capital resources.

         SFAS 128, "Earnings Per Share," was adopted by the Company effective December 31, 1997. This statement replaces the primary earnings per share
(EPS) disclosure with basic and diluted EPS disclosures to simplify the calculation and improve international comparability. The adoption of SFAS 128 did not have a material effect on the financial position and results of operations, nor did the adoption require additional capital resources.

         SFAS 130, "Reporting Comprehensive Income," will be effective for the Company for the year beginning January 1, 1998, and establishes the standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities.

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

         Thomas A. Jacobs - Mr. Jacobs, age 48, is Senior Vice President in charge of loan operations for the Association. His primary responsibilities include overall administration of the Association's lending operations, including real estate, consumer and commercial lending. Mr. Jacobs joined the Association in 1984 and served in several capacities in the Association's lending department prior to being promoted to his present position in 1989.

         Dennis L. Dietzman - Mr. Dietzman, age 48, joined the Association in 1988 as Vice President and marketing and business development manager. Mr. Dietzman is primarily responsible for planning and directing the Association's marketing function as well as establishing marketing objectives and programs designed to promote the growth of the Association. In addition, Mr. Dietzman serves as managing officer of MFP. Prior to joining Midwest Federal, Mr. Dietzman served as a Vice President, Consumer Loan Manager and Marketing Director of Hawkeye Bank & Trust for 15 years.

         Michele L. Schnicker - Ms. Schnicker, age 37, has been Vice President in charge of data processing and customer service operations with the Association since 1989. In this capacity, she is responsible for the overall administration of operations and data processing of the Association. Ms. Schnicker has been employed by the Association since 1980.

Employees

         At December 31, 1997, the Association and its subsidiaries had a total of 43 employees, including 2 part-time employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Properties

         The following table sets forth information relating to each of the Association's current offices. The total net book value of the Association's premises and equipment at December 31, 1997 was $2.6 million.


                                Date
                              Acquired/       Owned or         Net Book Value
      Location             Lease Expires       Leased       at December 31, 1997
--------------------       -------------      --------      --------------------
                                                                (In Thousands)
Main Office:

3225 Division Street            1974           Owned                $1,246
Burlington, IA

Branch Offices:

323 Jefferson Street            1974           Owned                   181
Burlington, IA

926 Avenue G                    1975           Owned                   246
Ft. Madison IA

Highway 61                      1974           Owned                    32
Wapello, IA

Wal-Mart                        2002(2)       Leased                   178
324 W. Agency Road
West Burlington, IA

------------------
(1) Includes 319 Jefferson Street.
(2) Plus a five year option to extend.

         The Association maintains depositor and borrower customer files on an on-line basis with the FiServ, West Des Moines, Iowa. The net book value of the data processing and computer equipment utilized by the Association at December 31, 1997 was $244,000.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.
                                      36

                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Page 43 of the Annual Report is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         Pages 4 through 16 of the Annual Report is herein incorporated by reference.

Item 7.  Financial Statements
-----------------------------

         (a) Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                                     Pages in Annual Report
-----------------------                                  -----------------------
Common Stock and Related Information                               43

Selected Financial and Other Data                                 2-3

Management's Discussion and Analysis                              4-16
 of Financial Condition and Results
 of Operations

Independent Auditors' Report                                       17

Consolidated Balance Sheets as of                                  18
  December 31, 1997 and 1996

Consolidated Statements of Operations                              19
  for Years Ended December 31, 1997,
  1996 and 1995

Consolidated Statements of Stockholders'                           20
 Equity for Years Ended December 31,
 1997, 1996 and 1995

Consolidated Statements of Cash Flows                              21
 for Years Ended December 31, 1997,
 1996 and 1995

Notes to Consolidated Financial                                  22-42
 Statements

         With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended December 31, 1997 is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure
---------------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                   PART III


Item 9.  Directors, Executive Officers Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation
--------------------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management
-------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

         (a)  Exhibits

                                                                                                    Reference to Prior
   Regulation                                                                                        filing or Exhibit
   S-K Exhibit                                                                                        Number Attached
     Number                                          Document                                             Hereto
--------------    ----------------------------------------------------------------------------      ------------------
2                 Plan of acquisition, reorganization, arrangement, liquidation or succession              None
3(i)              Articles of Incorporation                                                                  *
3(ii)             By-Laws                                                                                    *
4                 Instruments defining the rights of security holders, including debentures                  *
9                 Voting Trust Agreement                                                                   None
10                Material contracts:
                    Employment Agreements                                                                   **
                    1992 Stock Option and Incentive Plan                                                    ***
                    Recognition and Retention Plan and Trust                                                 *
                    Employee Stock Ownership Plan                                                            *
11                Statement re: computation of per share earnings                                          None
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
28                Information from reports furnished to state insurance regulatory authorities             None
99                Additional Exhibits                                                                      None

----------------

* Filed as exhibit to the Company's Form S-1 registration statement filed on August 5, 1992 (File No. 33- 50494) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as Exhibit 10 to the Company's Annual Report on Form 10-KSB filed on March 30, 1994 (File No. 0-20620). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.

*** Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB filed on March 31, 1997 (File No. 0-20620). All such previously filed documents are hereby incorporated by reference in accordance with
         Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MIDWEST BANCSHARES, INC.

Date: March 30, 1998                             By:  /s/ William D. Hassel
      --------------------------------                ---------------------
                                                      William D. Hassel
                                                       President, Chief Executive
                                                       Officer and Director
                                                       (Duly Authorized Representative)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ William D. Hassel                           /s/ Henry L. Hirsch
-------------------------------------------     --------------------------------------
William D. Hassel                               Henry L. Hirsch
President, Chief Executive Officer and          Chairman of the Board
Director (Principal Executive Officer)

Date: March 30, 1998                            Date: March 30, 1998
      -------------------------------------           --------------------------------


/s/ Edward C. Whitham, Jr.                      /s/ Robert D. Maschmann
-------------------------------------------     --------------------------------------
Edward C. Whitham, Jr.                          Robert D. Maschmann
Director                                        Executive Vice President and
                                                Treasurer (Principal Financial
                                                and Accounting Officer)

Date: March 30, 1998                            Date: March 30, 1998
      -------------------------------------           -------------------------------


/s/ James R. Walker                             /s/ james E. Witte
-------------------------------------------     -------------------------------------
James R. Walker                                 James E. Witte
Director                                        Director

Date: March 30, 1998                            Date: March 30, 1998
      -------------------------------------           -------------------------------


/s/ Yuh-Fen Lin
-------------------------------------------
Yuh-Fen Lin
Director

Date: March 30, 1998
      -------------------------------------

                                 Exhibit Index



                                                                    Sequential
 Exhibit No.                          Document                      Page Number
------------           ---------------------------------------      ------------
   13                Annual Report
   21                Subsidiaries of Registrant
   23                Consent of KPMG Peat Marwick LLP
   27                Financial Data Schedule