Form 10QSB
period 1998-03-31
MIDWEST BANCSHARES INC /DE/
filed 1998-05-07
CIK 890980

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                           -----------------------

                                 FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                   ----------------------  ---------------------

                        Commission File Number 0-20620

                           MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Delaware                                        42-1390587
-------------------------------                    ----------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification Number)


 3225 Division Street, Burlington, Iowa                     52601
----------------------------------------           ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (319) 754-6526
                                                      ------------------

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        Transitional Small Business Format:   Yes [ ]  No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock                 1,038,199
               --------------           ------------------
                   Class                Shares Outstanding
                                         as of May 1, 1998

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                    INDEX
                                    -----

                                                                                     Page
                                                                                     ----
Part I.  Financial Information

 Item 1  Financial Statements
           Consolidated balance sheets March 31, 1998 and December 31, 1997              1

           Consolidated statements of operations, for the three
              months ended March 31, 1998 and 1997                                       2

           Consolidated statements of comprehensive income, for the three
              months ended March 31, 1998 and 1997                                       3

           Consolidated statements of cash flows, for the three
              months ended March 31, 1998 and 1997                                       4

           Notes to consolidated financial statements                                    5

 Item 2  Management's discussion and analysis of financial condition
           and results of operations                                          6 through 10


Part II. Other Information                                                              11

Signatures                                                                              12

Exhibit 27 Financial Data Schedule                                                      12

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                      March 31, 1998           December 31, 1997
                                                                      --------------           -----------------
Assets
   Cash and cash equivalents                                            $  3,033                    $  2,524
   Securities available for sale                                          39,391                      27,935
   Securities held to maturity (estimated
     fair value of $18,105 and $20,055)                                   17,845                      19,840
   Loans receivable, net                                                  91,512                      91,276
   Real estate acquired through foreclosure                                  671                         314
   Federal Home Loan Bank stock, at cost                                   2,135                       1,960
   Office property and equipment, net                                      2,574                       2,561
   Accrued interest receivable                                             1,365                       1,203
   Other assets                                                              135                         111
                                                                        --------                    --------
Total assets                                                            $158,661                    $147,724


Liabilities
   Deposits                                                             $105,486                    $105,278
   Advances from Federal Home Loan Bank                                   41,000                      30,500
   Advances from borrowers for taxes and insurance                           250                         388
   Accrued interest payable                                                   76                          80
   Accrued expenses and other liabilities                                    915                         803
                                                                        --------                    --------
Total liabilities                                                        147,727                     137,049
                                                                        --------                    --------

Stockholders' equity
   Serial preferred stock, $.01 par value;
      authorized 500,000 shares; none issued                                  --                          --
   Common stock, $.01 par value; 2,000,000 shares authorized;
      1,028,199 shares issued and outstanding in 1998 and
      1,020,762 shares issued and outstanding in 1997                         10                          10
   Additional paid-in capital                                              1,547                       1,530
   Retained earnings, substantially restricted                             9,060                       8,822
   Employee stock ownership plan                                             (60)                        (60)
   Accumulated other comprehensive income -
      unrealized appreciation on securities available for sale               377                         373
                                                                        --------                    --------

Total stockholders' equity                                                10,934                      10,675
                                                                        --------                    --------

Total liabilities and stockholders' equity                              $158,661                    $147,724
                                                                        ========                    ========

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                          1998                        1997
                                                                        --------                    --------
Interest income:
   Loans receivable                                                     $  1,848                    $  1,659
   Securities available for sale                                             629                         489
   Securities held to maturity                                               280                         332
   Deposits in other financial institutions                                   21                          30
   Other interest-earning assets                                              33                          34
                                                                        --------                    --------
      Total interest income                                                2,811                       2,544
                                                                        --------                    --------

Interest expense:
   Deposits                                                                1,230                       1,216
   Advances from FHLB and other borrowings                                   541                         352
                                                                        --------                    --------
      Total interest expense                                               1,771                       1,568
                                                                        --------                    --------

      Net interest income                                                  1,040                         976
      Provision for losses on loans                                           12                          12
                                                                        --------                    --------

Net interest income after provision for losses on loans                    1,028                         964
                                                                        --------                    --------

Non-interest income:
   Fees and service charges                                                   81                          69
   Gain on sale of securities available for sale                              36                          --
   Other                                                                       7                          18
                                                                        --------                    --------
      Total non-interest income                                              124                          87
                                                                        --------                    --------
Non-interest expense:
   Compensation and benefits                                                 326                         326
   Office property and equipment                                             102                          95
   Deposit insurance premiums                                                 17                           4
   Data processing                                                            42                          42
   Other                                                                     205                         192
                                                                        --------                    --------
      Total non-interest expense                                             692                         659
                                                                        --------                    --------
Earnings before taxes on income                                              460                         392
Taxes on income                                                              149                         145
                                                                        --------                    --------

Net earnings                                                            $    311                    $    247
                                                                        ========                    ========

Earnings per share - basic                                              $   0.30                    $   0.24
                                                                        ========                    ========
Earnings per share - diluted                                            $   0.28                    $   0.22
                                                                        ========                    ========

See accompanying notes to consolidated financial statements.

           MIDWEST BANCSHARES, INC. and SUBSIDIARIES

        Consolidated Statements of Comprehensive Income
                          (Unaudited)
                         (In thousands)


                                                                                      Three Months
                                                                                      Ended March 31,
                                                                                 1998                 1997
                                                                               --------             --------
Net earnings                                                                    $ 311                 $ 247
Other comprehensive income:
   Unrealized gains (losses) on securities available for sale:
       Unrealized holding gains (losses) arising during the period,
            net of taxes on income of $13 in 1998 and ($74) in 1997                28                  (123)
       Less:  reclassification adjustment for gains included in net earnings,
            net of taxes on income of $12 in 1998                                  24                    --
                                                                               ------                 -----
Other comprehensive income, net of tax:                                         $   4                 $(123)
                                                                               ------                 -----
Comprehensive income                                                            $ 315                 $ 124
                                                                               ======                 =====

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                          1998                        1997
                                                                        --------                    --------

Cash flows from operating activities:
   Net earnings                                                           $  311                      $  247
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                        12                          12
         Gain on sale of securities available for sale                       (36)                         --
         Depreciation                                                         42                          40
         ESOP expense                                                         14                          15
         Amortization of loan fees, premiums and discounts                    --                           4
         Increase in accrued interest receivable                            (162)                       (131)
         Increase in other assets                                            (24)                        (38)
         (Decrease) increase in accrued interest payable                      (4)                         19
         Increase in accrued expenses and other liabilities                   86                         135
                                                                         -------                     -------
Net cash provided by operating activities                                    239                         303
Cash flows from investing activities:
   Purchase of securities                                                (15,931)                     (3,962)
   Purchase of FHLB stock                                                   (175)                         --
   Proceeds from maturities of securities                                  2,000                          --
   Proceeds from sales of securities available for sale                    2,092                          --
   Loans purchased                                                          (258)                     (1,989)
   Purchase of mortgage-backed securities                                     --                      (1,092)
   Repayment of principal on mortgage-backed securities                    2,422                       1,552
   (Increase) decrease in loans receivable                                  (349)                        598
   Proceeds from sale of real estate owned, net                               --                          12
   Purchase of office property and equipment                                 (56)                         (6)
                                                                         -------                     -------
Net cash used in investing activities                                    (10,255)                     (4,887)
                                                                         -------                     -------
Cash flows from financing activities:
   Increase in deposits                                                      208                       2,526
   Proceeds from advances from FHLB                                       10,500                          --
   Treasury stock acquired                                                    --                         (30)
   Exercise of stock options                                                  17                          --
   Payment of cash dividends                                                 (62)                        (52)
   Net decrease in advances from borrowers for taxes and insurance          (138)                       (156)
                                                                         -------                     -------
Net cash provided by financing activities                                 10,525                       2,288
                                                                         -------                     -------

Net increase (decrease) in cash and cash equivalents                         509                      (2,296)
Cash and cash equivalents at beginning of year                             2,524                       3,998
                                                                         -------                     -------
Cash and cash equivalents at end of period                               $ 3,033                     $ 1,702
                                                                         =======                     =======

Supplemental disclosures:
   Cash paid during the three months for:
      Interest                                                           $ 1,776                     $ 1,549
      Taxes on income                                                         21                          --
   Transfers from loans to real estate owned                                 356                          --
                                                                         =======                     =======

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies

         The consolidated financial statements for the three months ended March 31, 1998, and 1997 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1997 Annual Report to stockholders and are incorporated herein by reference.

Note 2.  Stock Split Effected in the Form of a 200% Stock Dividend

         On October 20, 1997, the Company declared a 3-for-1 stock split in the form of a 200% dividend paid on November 18, 1997, to shareholders of record on November 4, 1997. Under the terms of this dividend, shareholders received two shares for every one share held on the record date. The dividend was paid out of treasury shares and authorized but unissued shares of common stock of the Company. The par value of the Company's stock was not affected and remains at $0.01 per share. All per share amounts previously reported have been restated to reflect the stock split.

Note 3. Computation of Per Share Earnings

         Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in note 2 above, the Company declared a 3-for-1 stock split effected in the form of a stock dividend. The average number of shares and dilutive potential shares have been restated for the stock split. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 1998 and 1997.
                                                         1998          1997
                                                        -----         -----
           Basic EPS Computation:
                    Numerator - Net earnings           $ 310,758     $ 247,121
                    Denominator - Weighted
                          average shares outstanding   1,026,573     1,048,101
                                                       ---------     ---------
           Basic EPS                                   $    0.30     $    0.24
                                                       =========     =========

           Diluted EPS Computation:
                    Numerator - Net earnings           $ 310,758     $ 247,121
                    Denominator - Weighted
                          average shares outstanding   1,026,573     1,048,101
                    Stock options                         75,444        65,205
                                                       ---------     ---------
                                                       1,102,017     1,113,306
                                                       ---------     ---------
           Diluted EPS                                 $    0.28     $    0.22
                                                       =========     =========

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

Year 2000 Compliance

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of the Company's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its mission critical systems for the year 2000 will be completed in early 1999.

         The Company is also aware of the risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. The Company has been communicating with its outside data processing service bureau, as well as other third party service providers, to assess their progress in evaluating and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that they do not have plans in place to address and correct the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

         The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the year 2000. Based on the Company's current knowledge, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations.

Results of Operations

         Midwest Bancshares, Inc. (the "Company") had net earnings of $311,000, or $0.28 per share, diluted, for the three months ended March 31, 1998, compared to net earnings of $247,000, or $0.22 per share, for the same period in 1997. The increase in net earnings of approximately 25% was primarily a result of an increase in net interest income, an increase in fees and service charges, and gains on sales of securities, partially offset by an increase in non-interest expense. More detailed comparisons are discussed on the following pages.

                  MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

         Net Interest Income

         Net interest income increased $64,000, for the three months ended March 31, l998 over the comparable period in 1997. The increase in net interest income on a tax-equivalent basis was approximately $88,000 due to the fact that the 1998 period includes interest income on tax-exempt municipal bonds, whereas the 1997 period had none. (See also the discussion of "Taxes on Income" on page 8). The Company's net interest rate spread and net interest margin on interest-earning assets were 2.56% and 2.80%, respectively, for the three months ended March 31, 1998 compared to 2.60% and 2.87% for the comparable period in 1997. The net interest rate spread and net interest margin have been calculated on a tax-equivalent basis.

         Interest income increased by $267,000 for the three months ended March 31, 1998 over the comparable period in 1997, or $291,000 on a tax-equivalent basis. Average interest-earning assets increased by approximately $15.8 million for the three months ended March 31, 1998 compared to the same period in 1997. The increase in average interest-earning assets primarily consisted of an increase in loans outstanding and securities available for sale and was the result of a planned growth strategy in an effort to increase net interest income. The average yield on interest-earning assets, on a tax-equivalent basis, was 7.61% and 7.63% for the three months ended March 31, 1998 and 1997, respectively. The Company recorded $59,000, or $83,000 on a tax-equivalent basis, of interest income on tax-exempt municipal bonds with an average balance of $4.9 million in 1998 compared to none for 1997.

         Interest expense increased by $203,000 for the three months ended March 31, 1998 over the comparable period in 1997. Average interest-bearing liabilities increased by approximately $15.9 million for the three months over the comparable period in 1997, due to increases of $1.7 million and $14.2 million in average deposits and borrowings from the FHLB, respectively. The Company determined to utilize FHLB advances to fund its new asset growth because the interest cost of new FHLB advances was substantially less than the incremental cost of adding new certificate of deposit accounts. The average rates paid on interest-bearing liabilities increased two basis points to 5.05% for the three months ended March 31, 1998 from 5.03% for the three months ended March 31, 1997.

         Provision for Losses on Loans

         The provision for losses on loans was $12,000 for the three months ended March 31, 1998 and 1997. The amount of provision was a result of the determination by management to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At March 31, 1998 and 1997, the Company's allowance for losses on loans totaled $460,000 and $698,000, respectively, or 0.50% and 0.84% of total loans, and 119.79% and 61.28% of total non-performing loans. The latter ratio was impacted by a $399,000 decrease in non-performing loans, primarily due to two multi-family loans which have been transferred to real estate acquired through foreclosure, along with a charge-off of $120,000, compared to no net charge-offs during the three months ended March 31, 1997.

         Non-interest income

         Total non-interest income increased by $37,000 for the three months ended March 31, 1998 compared to the same period in 1997. The increase was partially due to a $12,000 increase (a 17% increase) in fees and service charges as a result of increased transaction account activity and increased ATM transaction volumes, in part a result of the new in-store branch, located in the Wal-Mart Supercenter in West Burlington, Iowa, which opened for business on December 8, 1997.

                  MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Results of Operations (continued)

         Non-interest income (continued)

         Also contributing to the increase in non-interest income were gains of $36,000 on the sales of securities. The gains consist of a $4,000 gain on the sale of common stock of a non-related, publicly-traded company and $32,000 of gains on the sales of U.S. Agency bonds. In 1997, the Company began investing a portion of the investment portfolio using a total-return approach (which considers the return on investment to be a combination of interest earned and market value appreciation). The sale of two U.S. Agency bonds, which were purchased in 1997 under the total-return approach, totaling $2.0 million resulted in recognizing gains of $32,000, (which together with the $126,000 interest earned during the period owned resulted in a total return of approximately 7.9% for the one-year holding period). These increases in non-interest income were partially offset by a decrease resulting from a $9,000 special dividend received from the Association's data processor in the three months ended March 31, 1997, with no comparable dividend in the three months ended March 31, 1998.

         Non-interest expense

         Total non-interest expense increased by $33,000 for the three months ended March 31, 1998 compared to the same period in 1997. The increase was primarily composed of increases of $7,000 in office property, $13,000 in deposit insurance premiums and $13,000 in other expenses. The increase in office property and equipment and other expenses was primarily a result of the Company's new in-store branch and expanded ATM network. The increase in deposit insurance premiums was due to a $13,000 credit due to an overpayment of FDIC deposit insurance premiums, as a result of the Deposit Insurance Funds Act of 1996, recorded in the three months ended March 31, 1997 with no such credit in 1998.

         Taxes on Income

         Taxes on income were $4,000 more for the three months ended March 31, 1998 than the comparable period in 1997. The increase was primarily due to increased taxable income, however, the increase would have been more had it not been for the $59,000 of tax-exempt interest income on municipal bonds as discussed above under "Net Interest Income".



Financial Condition

         The Company's total assets at March 31, 1998 were $158.7 million, increasing from $147.7 million at December 31, 1997. The increase of approximately $11.0 million was due to an intentional increase in interest-earning assets in an effort to increase net interest income and was primarily due to the purchase of $15.9 million of securities available for sale and a net increase in loans receivable of $0.2 million, partially offset by principal repayments of $2.4 million from mortgage-backed securities, $2.0 million from matured securities, and $2.1 million proceeds from the sale of securities available for sale. The net increase in total assets was primarily funded by an increase of $10.5 million of advances from the FHLB. The Company does not currently anticipate significant additional growth for the remainder of 1998.

         Total stockholders' equity increased $259,000 due to the $311,000 net earnings for the three months, $17,000 received from the exercise of stock options, and a $4,000 change in net unrealized gains on investments available for sale, less $73,000 in dividends declared.

                  MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         The Company's principal sources of funds are deposits and advances from the FHLB, amortization and prepayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay deposit rates that are as high as those of its competitors, and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

         Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For March 1998, the Association's liquidity ratio was 7.3% compared to 8.1% for December 1997. The decrease was primarily due to the purchase of investment securities which, because of their maturity term, did not qualify as liquid investments. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association has, and intends to continue to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in and purchasing loans in nearby markets.

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

         The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At March 31, 1998, the Association had outstanding commitments to extend credit totaling $4.2 million and to purchase investments of $1.3 million.

         At March 31, 1998, the Association had tangible and core capital of $9.7 million, or 6.18% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, by $7.4 million and $5.0 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of March 31, 1998, the Association had risk-weighted assets of $70.0 million, a risk-based requirement of $5.6 million and risk-based capital of $10.2 million, or 14.56%, which exceeds the requirement by $4.6 million. The Association's regulatory capital information is shown in the table on the following page.

                  MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources (continued)

         Regulatory Capital Table

                                                         (In thousands)

                                                 Tangible     Core    Risk-based
                                                 Capital     Capital    Capital
                                                 ------------------------------
         Association's capital                    $9,737     $9,737     $9,737
         Additional capital - general allowances      --         --        460
                                                  ------     ------     ------

         Regulatory capital                        9,737      9,737     10,197
         Minimum capital requirement               2,362      4,725      5,602
                                                  ------     ------     ------

         Excess regulatory capital                $7,375     $5,012     $4,595
                                                  ======     ======     ======


         The unrealized appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the application of Statement No. 115 of the Financial Accounting Standards Board. At March 31, 1998, the net unrealized gain of $377,000, up from a net gain of $373,000 at December 31, 1997, consisted primarily of the net unrealized market gain, net of tax, on certain mortgage-backed securities and investment securities, which have been identified as available for sale by management.

                           MIDWEST BANCSHARES, INC.

                          PART II. Other Information

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a)  Annual meeting date:  April 27, 1998
         (c) The matters approved by stockholders at the meeting and number of votes cast for, against or withheld (as well as the number of abstentious and broker non-votes) as to each matter are set forth below:

                  Proposal                            Number of Votes
                  --------                            ---------------
                                                                         Broker
                                                 For       Withheld     Non-vote
                                                 ---       --------     --------
         Election of the following directors
          for three-year terms:
              1. William D. Hassel              687,243      300           0
              2. James R. Walker                686,943      600           0
              3. Edward C. Whitham, Jr.         687,243      300           0


                                                                         Broker
                                            For   Against    Abstain    Non-vote
                                            ---   -------    -------    --------
         Ratification of the appointment
         of KPMG Peat Marwick LLP as
         auditors for fiscal year ending
         December 31, 1998                686,763   180        600          0

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



Date:  May 7, 1998                       /s/  William D. Hassel
       --------------------              ------------------------------
                                         William D. Hassel
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  May 7, 1998                       /s/  Robert D. Maschmann
       --------------------              ------------------------------
                                         Robert D. Maschmann
                                         Executive Vice President and
                                                  Chief Financial Officer
                                         (Principal Financial and
                                                  Accounting Officer)
                                   Page 12

                                 Index to Exhibits


                                                         Sequentially
                                                         Numbered Page
Exhibit                                                 Where Attached
 Number                                               Exhibits are Located
 ------                                               --------------------
  27      Financial Data Schedule