Form 10QSB
period 1998-06-30
MIDWEST BANCSHARES INC /DE/
filed 1998-08-07
CIK 890980

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                          -------------------------

                                 FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________


                        Commission File Number 0-20620

                           MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                                        42-1390587
-------------------------------                     ----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)


3225 Division Street, Burlington, Iowa                     52601
----------------------------------------            ----------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (319) 754-6526
                                                   -----------------------------

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


        Transitional Small Business Form       Yes / /    No /X/

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock                1,050,699
               --------------          -----------------------
                  Class                 Shares Outstanding
                                        as of August 4, 1998

                  MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                     INDEX
                             ---------------------
                                                                            Page
                                                                            ----
Part I. Financial Information

Item 1  Financial Statements
        Consolidated balance sheets June 30, 1998 and December 31, 1997        1

        Consolidated statements of operations, for the three and six
           months ended June 30, 1998 and 1997                                 2

        Consolidated statements of comprehensive income, for the three
           and six months ended June 30, 1998 and 1997                         3

        Consolidated statements of cash flows, for the six
           months ended June 30, 1998 and 1997                                 4

        Notes to consolidated financial statements                             5

Item 2  Management's discussion and analysis of financial condition
           and results of operations                                6 through 10


Part II. Other Information                                                    11

Signatures                                                                    12

Exhibit 27 Financial Data Schedule

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                         June 30, 1998              December 31, 1997
                                                                         -------------              -----------------
Assets
   Cash and cash equivalents                                             $  2,925                       $2,524
   Securities available for sale                                           39,630                       27,935
   Securities held to maturity (estimated
                 fair value of $15,448 and $20,055)                        15,193                       19,840
   Loans receivable, net                                                   94,809                       91,276
   Real estate acquired through foreclosure                                   675                          314
   Federal Home Loan Bank stock, at cost                                    2,100                        1,960
   Office property and equipment, net                                       2,533                        2,561
   Accrued interest receivable                                              1,404                        1,203
   Other assets                                                               191                          111
                                                                         --------                     --------
Total assets                                                             $159,460                     $147,724
                                                                         ========                     ========

Liabilities
   Deposits                                                              $105,806                     $105,278
   Advances from Federal Home Loan Bank                                    41,000                       30,500
   Advances from borrowers for taxes and insurance                            411                          388
   Accrued interest payable                                                    87                           80
   Accrued expenses and other liabilities                                     756                          803
                                                                         --------                     --------
Total liabilities                                                         148,060                      137,049
                                                                         --------                     --------
Stockholders' equity
   Serial preferred stock, $.01 par value;
      authorized 500,000 shares; none issued                                   --                           --
   Common stock, $.01 par value; 2,000,000 shares authorized;
      1,050,699 shares issued and outstanding in 1998 and
      1,020,762 shares issued and outstanding in 1997                          10                           10
   Additional paid-in capital                                               1,622                        1,530
   Retained earnings, substantially restricted                              9,384                        8,822
   Employee stock ownership plan                                               --                          (60)
   Accumulated other comprehensive income -
      unrealized appreciation on securities available for sale                384                          373
                                                                         --------                     --------
Total stockholders' equity                                                 11,400                       10,675
                                                                         --------                     --------
Total liabilities and stockholders' equity                               $159,460                     $147,724
                                                                         ========                     ========


See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                Three Months                       Six Months
                                                               Ended June 30,                    Ended June 30,
                                                             1998         1997                1998             1997
                                                           --------     --------            --------         --------
Interest income:
   Loans receivable                                        $ 1,892       $ 1,742            $ 3,740           $ 3,401
   Securities available for sale                               615           572              1,244             1,061
   Securities held to maturity                                 299           314                579               646
   Deposits in other financial institutions                     20            14                 41                44
   Other interest-earning assets                                35            34                 68                68
                                                           -------       -------            -------           -------
      Total interest income                                  2,861         2,676              5,672             5,220
                                                           -------       -------            -------           -------

Interest expense:
   Deposits                                                  1,233         1,264              2,463             2,480
   Advances from FHLB and other borrowings                     576           399              1,117               751
                                                           -------       -------            -------           -------
      Total interest expense                                 1,809         1,663              3,580             3,231
                                                           -------       -------            -------           -------

      Net interest income                                    1,052         1,013              2,092             1,989
      Provision for losses on loans                             12            12                 24                24
                                                           -------       -------            -------           -------

Net interest income after provision for losses on loans      1,040         1,001              2,068             1,965
                                                           -------       -------            -------           -------

Non-interest income:
   Fees and service charges                                     90            65                171               134
   Gain on sale of securities available for sale                61             -                 97                 -
   Other                                                       133            13                140                31
                                                           -------       -------            -------           -------
      Total non-interest income                                284            78                408               165
                                                           -------       -------            -------           -------

Non-interest expense:
   Compensation and benefits                                   378           301                704               627
   Office property and equipment                               105            94                207               189
   Deposit insurance premiums                                   16            16                 33                20
   Data processing                                              42            37                 84                79
   Other                                                       190           173                395               365
                                                           -------       -------            -------           -------
      Total non-interest expense                               731           621              1,423             1,280
                                                           -------       -------            -------           -------

Earnings before taxes on income                                593           458              1,053               850
Taxes on income                                                184           168                333               313
                                                           -------       -------            -------           -------

Net earnings                                                 $ 409         $ 290              $ 720             $ 537
                                                           =======       =======            =======           =======


Earnings per share - basic                                  $ 0.39        $ 0.28             $ 0.70            $ 0.51
                                                           =======       =======            =======           =======
Earnings per share - diluted                                $ 0.37        $ 0.26             $ 0.65            $ 0.48
                                                           =======       =======            =======           =======


See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                                (In thousands)


                                                                               Three Months              Six Months
                                                                              Ended June 30,            Ended June 30,
                                                                           1998         1997         1998           1997
                                                                         --------     -------      -------        -------

Net earnings                                                             $ 409        $ 290         $ 720          $ 537
Other comprehensive income:
   Unrealized gains on securities available for sale:
       Unrealized holding gains arising during the period, net of taxes
            on income of $26 and $39 in 1998 and $146 and $72 in 1997       44          244            72            121
       Less:  reclassification adjustment for gains included in net
            earnings, net of taxes on income of $24 and $36 in 1998         37            -            61              -
                                                                         -----        -----         -----          -----
Other comprehensive income, net of tax                                   $   7        $ 244         $  11          $ 121
                                                                         =====        =====         =====          =====
Comprehensive income                                                     $ 416        $ 534         $ 731          $ 658
                                                                         =====        =====         =====          =====


See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                    Six months ended
                                                                                         June 30,
                                                                                      1998          1997
Cash flows from operating activities:
   Net earnings                                                                      $ 720          $ 537
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                                  24             24
         Gain on sale of securities available for sale                                 (97)             -
         Depreciation                                                                   90             80
         ESOP expense                                                                   30             28
         Amortization of loan fees, premiums and discounts                             (15)            (3)
         Increase in accrued interest receivable                                      (200)           (87)
         Increase in other assets                                                      (50)           (25)
         Increase in accrued interest payable                                            7             46
         (Decrease) increase in accrued expenses and other liabilities                 (78)           151
                                                                                   -------        -------
Net cash provided by operating activities                                              431            751
                                                                                   -------        -------

Cash flows from investing activities:
   Purchase of securities available for sale                                       (21,016)        (4,555)
   Purchase of FHLB stock                                                             (140)             -
   Proceeds from maturities of securities                                            6,000              -
   Proceeds from sales of securities available for sale                              2,464              -
   Loans purchased                                                                    (317)        (3,942)
   Purchase of mortgage-backed securities held to maturity                               -         (3,484)
   Repayment of principal on mortgage-backed securities                              5,631          2,671
   Increase in loans receivable                                                     (3,706)        (2,576)
   Proceeds from sale of real estate owned, net                                        107             38
   Purchase of office property and equipment                                           (62)           (15)
                                                                                   -------        -------
Net cash used in investing activities                                              (11,039)       (11,863)
                                                                                   -------        -------

Cash flows from financing activities:
   Increase in deposits                                                                528          4,868
   Proceeds from advances from FHLB                                                 10,500          4,500
   Treasury stock acquired                                                               -            (30)
   Exercise of stock options                                                            92              -
   Payment of cash dividends                                                          (134)          (105)
   Net increase in advances from borrowers for taxes and insurance                      23              -
                                                                                   -------        -------
Net cash provided by financing activities                                           11,009          9,233
                                                                                   -------        -------

Net increase (decrease) in cash and cash equivalents                                   401         (1,879)
Cash and cash equivalents at beginning of year                                       2,524          3,998
                                                                                   -------        -------
Cash and cash equivalents at end of period                                         $ 2,925        $ 2,119
                                                                                   =======        =======

Supplemental disclosures:
   Cash paid during the three months for:
      Interest                                                                     $ 3,573        $ 3,184
      Taxes on income                                                                  256            161
   Transfers from loans to real estate owned                                           468            497
                                                                                   =======        =======

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.  Significant Accounting Policies

         The consolidated financial statements for the three months and six months ended June 30, 1998, and 1997 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1997 Annual Report to Stockholders and are incorporated herein by reference.

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

Note 3. Computation of Per Share Earnings

         Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in note 2 above, the Company declared a 3-for-1 stock split effected in the form of a stock dividend. The average number of shares and dilutive potential shares have been restated for the stock split. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months and six months ended June 30, 1998 and 1997.

                                                           Three Months                        Six Months
                                                          -------------                       --------------
                                                        1998              1997            1998               1997
                                                        ----              ----            ----               ----
            Basic EPS Computation:
               Numerator - Net earnings              $ 408,813         $ 289,645        $ 719,571         $ 536,766
               Denominator - Weighted
                    average shares outstanding       1,036,688         1,045,017        1,031,659         1,046,550
                                                     ---------         ---------        ---------         ---------

               Basic EPS                             $    0.39         $    0.28        $    0.70         $    0.51
                                                     =========         =========        =========         =========

            Diluted EPS Computation:
               Numerator - Net earnings              $ 408,813         $ 289,645        $ 719,571         $ 536,766
                                                     ---------         ---------        ---------         ---------
               Denominator - Weighted
                    average shares outstanding       1,036,688         1,045,017        1,031,659         1,046,550
               Stock options                            65,524            69,375           70,455            67,374
                                                     ---------         ---------        ---------         ---------
                                                     1,102,212         1,114,392        1,102,114         1,113,924
                                                     ---------         ---------        ---------         ---------

               Diluted EPS                           $    0.37         $    0.26        $    0.65         $    0.48
                                                     =========         =========        =========         =========

                     MIDWEST BANCSHARES and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the year 2000. Based on the Company's current knowledge, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations. The Company estimates that it has spent approximately $10,000 through June 30, 1998 on the assessment phase of its year 2000 effort. The Company anticipates that it will begin the testing phase with its outside data processing service bureau in the fourth quarter of 1998 and will complete testing by the second quarter of 1999.

                     MIDWEST BANCSHARES and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Midwest Bancshares, Inc. (the "Company") had net earnings of $409,000, or $0.37 per share, diluted, and $720,000, or $0.65 per share, respectively, for the three months and six months ended June 30, 1998, compared to net earnings of $290,000, or $0.26 per share, and $537,000, or $0.48 per share, for the same periods in 1997. The increases in net earnings of approximately 41% and 34% for the three months and six months, respectively, were primarily a result of increases in net interest income, increases in fees and service charges, gains on sales of securities, and other non-interest income, partially offset by increases in non-interest expense.
More detailed comparisons are discussed below.

        Net Interest Income

        Net interest income increased $39,000 and $103,000, for the three months and six months ended June 30, l998, respectively, over the comparable periods in 1997. The increases in net interest income on a tax-equivalent basis were approximately $83,000 and $171,000 due to the fact that the 1998 periods include interest income on tax-exempt municipal bonds, whereas the 1997 periods had none. (See also the discussion of "Taxes on Income" on page
8). The Company's net interest rate spread was 2.65% and 2.60%, respectively, for the three months and six months ended June 30, 1998, compared to 2.65% and 2.62% for the comparable periods in 1997. The Company's net interest margin on interest-earning assets was 2.88% and 2.84%, respectively, for the three months and six months ended June 30, 1998, compared to 2.92% and 2.89% for the comparable periods in 1997. The net interest rate spread and net interest margin ratios have been calculated on a tax-equivalent basis.

        Interest income increased by $185,000 and $452,000 for the three months and six months ended June 30, 1998, respectively, over the comparable periods in 1997, or $229,000 and $520,000 on a tax-equivalent basis. Average interest-earning assets increased by approximately $13.0 million and $14.4 million for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increases in average interest-earning assets primarily consisted of increases in loans outstanding and securities available for sale and were the result of a planned growth strategy in an effort to increase net interest income. The average yield on interest-earning assets, on a tax-equivalent basis, was 7.64% and 7.63% for the three months and six months ended June 30, 1998, respectively, compared to 7.70% and 7.67% for the same periods in 1997. The Company recorded $149,000 and $232,000, on a tax-equivalent basis, of interest income on tax-exempt municipal bonds for the three months and six months ended June 30, 1998, respectively, with average balances of $8.6 million and $6.7 million, respectively, in 1998 compared to none for 1997.

        Interest expense increased by $146,000 and $349,000 for the three months and six months ended June 30, 1998, respectively, over the comparable periods in 1997. Average interest-bearing liabilities increased by approximately $13.3 million and $14.6 million for the three months and six months, respectively, over the comparable periods in 1997, primarily due to increases of $13.5 million and $13.9 million in average borrowings from the FHLB. The Company determined to utilize FHLB advances to fund its new asset growth because the interest cost of new FHLB advances was substantially less than the incremental cost of adding new certificate of deposit accounts. The average rates paid on interest-bearing liabilities decreased six basis points and two basis points to 4.99% and 5.03% for the three months and six months ended June 30, 1998, respectively, from 5.05% for both the three months and six months ended June 30, 1997.

                     MIDWEST BANCSHARES and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

        Provision for Losses on Loans

        The provision for losses on loans was $12,000 and $24,000 for the three months and six months ended June 30, 1998 and 1997. The amount of provision was a result of the determination to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At June 30, 1998 and 1997, the Company's allowance for losses on loans totaled $458,000 and $710,000, respectively, or 0.48% and 0.81% of total loans, and 123.45% and 109.06% of total non-performing loans. Net charge-offs amounted to $14,000 and $134,000 for the three months and six months ended June 30, 1998, respectively, compared to no net charge-offs during both the three months and six months ended June 30, 1997. The $134,000 of charge-offs in the six months ended June 30, 1998 was primarily due to two loans on multi-family properties which were transferred to real estate acquired through foreclosure resulting in a charge-off of $120,000.

        Non-interest income

        Total non-interest income increased by $206,000 and $243,000 for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increases were partially due to increases of $25,000 and $37,000, respectively, (a 28% increase year-to-date) in fees and service charges as a result of increased transaction account activity and increased ATM transaction volumes, in part a result of the new in-store branch, located in the Wal-Mart Supercenter in West Burlington, Iowa, which opened for business on December 8, 1997.

         Also contributing to the increases in non-interest income were gains of $61,000 and $97,000 on the sales of securities for the three months and six months ended June 30, 1998, respectively. The gains consist of $61,000 and $65,000 for the three months and six months, respectively, of gains on the sale of common stock of non-related, publicly-traded companies and $32,000 of gains on the sales of U.S. Agency bonds in the six month period ended June 30, 1998. In 1997, the Company began investing a portion of the investment portfolio using a total-return approach (which considers the return on investment to be a combination of interest earned and market value appreciation). The sale of two U.S. Agency bonds, which were purchased in 1997 under the total-return approach, totaling $2.0 million resulted in recognizing gains of $32,000, (which together with the $126,000 interest earned during the period owned resulted in a total return of approximately 7.9% for the one-year holding period). In addition to these gains, the Company recognized a previously-deferred gain of $120,000 (pre-tax) on the sale of the Association's mortgage banking subsidiary, recorded in the three month period ended June 30, 1998.

        Non-interest expense

        Total non-interest expense increased by $110,000 and $143,000 for the three months and six months ended June 30, 1998 compared to the same periods in 1997. The increases were primarily a result of the Company's new in-store branch (in the Wal-Mart store in West Burlington, Iowa) and expanded ATM network. The increase in deposit insurance premiums was due to a $13,000 credit due to an overpayment of FDIC deposit insurance premiums, as a result of the Deposit Insurance Funds Act of 1996, recorded in the three months ended March 31, 1997 with no such credit in 1998.

        Taxes on Income

        Taxes on income were $16,000 and $20,000 more for the three and six months ended June 30, 1998, respectively, than the comparable periods in 1997. The increases were primarily due to increased taxable income, however, the increases would have been more if not for the $149,000 and $232,000 of tax-exempt interest income on municipal bonds discussed above under "Net Interest Income".

                     MIDWEST BANCSHARES and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        The Company's total assets at June 30, 1998 were $159.5 million, increasing from $147.7 million at December 31, 1997. The increase of approximately $11.8 million was due to an intentional increase in interest-earning assets in an effort to increase net interest income and was primarily due to the purchase of $21.0 million of securities available for sale and a net increase in loans receivable of $3.5 million, partially offset by principal repayments of $5.6 million from mortgage-backed securities, $6.0 million from matured securities, and $2.5 million proceeds from the sale of securities available for sale. The net increase in total assets was primarily funded by an increase of $10.5 million of advances from the FHLB. The Company does not currently anticipate significant additional growth for the remainder of 1998.
        Total stockholders' equity increased $725,000 due to the $720,000 net earnings for the six months, $92,000 received from the exercise of stock options, $60,000 payoff of the loan for the employee stock ownership plan, and an $11,000 increase in net unrealized gains on investments available for sale, less $158,000 in dividends declared.



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

        Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For June 1998, the Association's liquidity ratio was 7.5% compared to 8.1% for December 1997. The decrease was primarily due to the purchase of investment securities which, because of their maturity term, did not qualify as liquid investments. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association has, and intends to continue to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in and purchasing loans in nearby markets.

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

                     MIDWEST BANCSHARES and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

        The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At June 30, 1998, the Association had outstanding commitments to extend credit totaling $5.4 million and to purchase investments of $1.0 million.

        At June 30, 1998, the Association had tangible and core capital of $10.2 million, or 6.42% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, by $7.8 million and $5.4 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of June 30, 1998, the Association had risk-weighted assets of $71.3 million, a risk-based requirement of $5.7 million and risk-based capital of $10.6 million, or 14.92%, which exceeds the requirement by $4.9 million. The Association's regulatory capital information is shown in the table below.



        Regulatory Capital Table

                                                     (In thousands)

                                           Tangible       Core       Risk-based
                                           Capital       Capital       Capital
                                           ------------------------------------

Association's capital                      $10,179      $10,179       $10,179
Additional capital - general allowances       --           --             458
                                           -------      -------       -------

Regulatory capital                          10,179       10,179        10,637
Minimum capital requirement
                                             2,380        4,760         5,702
                                           -------      -------       -------

Excess regulatory capital                  $ 7,799      $ 5,419       $ 4,935
                                           =======      =======       =======

        The unrealized appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the application of Statement No. 115 of the Financial Accounting Standards Board. At June 30, 1998, the net unrealized gain of $384,000, up from a net gain of $373,000 at December 31, 1997, consisted primarily of the net unrealized market gain, net of tax, on certain mortgage-backed securities and investment securities, which have been identified as available for sale by management.

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


Item 5. Other Information
        -----------------
        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibit:
               Exhibit 27  Financial Data Schedule

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



Date:  August 5, 1998                      /s/  William D. Hassel
       --------------------                -------------------------------------
                                           William D. Hassel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  August 5, 1998                      /s/  Robert D. Maschmann
       --------------------                -------------------------------------
                                           Robert D. Maschmann
                                           Executive Vice President and
                                                   Chief Financial Officer
                                           (Principal Financial and
                                                   Accounting Officer)

                               Index to Exhibits


                                                         Sequentially
                                                         Numbered Page
   Exhibit                                              Where Attached
    Number                                           Exhibits are Located
   -------                                           --------------------


      27      Financial Data Schedule