Form 10QSB
period 1998-09-30
MIDWEST BANCSHARES INC /DE/
filed 1998-11-02
CIK 890980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________


                         Commission File Number 0-20620

                            MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                         42-1390587
--------------------------------------                   -----------------------
   (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                        Identification Number)


3225 Division Street, Burlington, Iowa                           52601
--------------------------------------------------       -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (319) 754-6526
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


              Transitional Small Business Format:       Yes / /       No /X/

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock                            1,077,738
       ------------------------            ---------------------------
                Class                          Shares Outstanding
                                              as of October 29, 1998

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                      INDEX
                                   -----------


                                                                                                Page
                                                                                                ----

Part I.   Financial Information

  Item 1. Financial Statements
             Consolidated balance sheets September 30, 1998 and December 31, 1997                   1

             Consolidated statements of operations, for the three and nine
                months ended September 30, 1998 and 1997                                            2

             Consolidated statements of comprehensive income, for the three and nine
                months ended September 30, 1998 and 1997                                            3

             Consolidated statements of cash flows, for the nine
                months ended September 30, 1998 and 1997                                            4

             Notes to consolidated financial statements                                             5

   Item 2. Management's discussion and analysis of financial condition
              and results of operations                                                  6 through 10


Part II. Other Information                                                                         11

Signatures                                                                                         12

Exhibit 27  Financial Data Schedule

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                                     September 30, 1998              December 31, 1997
                                                                     ------------------              -----------------
Assets
   Cash and cash equivalents                                            $   1,762                       $   2,524
   Securities available for sale                                           35,399                          27,935
   Securities held to maturity (estimated
       fair value of $21,820 and $20,055)                                  21,451                          19,840
   Loans receivable, net                                                   94,931                          91,276
   Real estate acquired through foreclosure                                   661                             314
   Federal Home Loan Bank stock, at cost                                    2,200                           1,960
   Office property and equipment, net                                       2,490                           2,561
   Accrued interest receivable                                              1,481                           1,203
   Other assets                                                               208                             111
                                                                        ---------                         -------

Total assets                                                            $ 160,583                       $ 147,724
                                                                        =========                       =========

Liabilities
   Deposits                                                             $ 104,712                       $ 105,278
   Advances from Federal Home Loan Bank                                    43,000                          30,500
   Advances from borrowers for taxes and insurance                            220                             388
   Accrued interest payable                                                   101                              80
   Accrued expenses and other liabilities                                     730                             803
                                                                        ---------                       ---------

Total liabilities                                                         148,763                         137,049
                                                                        ---------                       ---------

Stockholders' equity
   Serial preferred stock, $.01 par value;
      authorized 500,000 shares; none issued                                   --                              --
   Common stock, $.01 par value; 2,000,000 shares authorized;
      1,071,453 shares issued and outstanding in 1998 and
      1,020,762 shares issued and outstanding in 1997                          11                              10
   Additional paid-in capital                                               1,751                           1,530
   Retained earnings, substantially restricted                              9,618                           8,822
   Employee stock ownership plan                                               --                             (60)
   Accumulated other comprehensive income -
      unrealized appreciation on securities available for sale                440                             373
                                                                        ---------                       ---------

Total stockholders' equity                                                 11,820                          10,675
                                                                        ---------                       ---------
Total liabilities and stockholders' equity                              $ 160,583                       $ 147,724
                                                                        =========                       =========


See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                 Three Months                               Nine Months
                                                              Ended September 30,                        Ended September 30,
                                                          1998                  1997                1998                   1997
                                                      ------------          -----------          -----------           ------------
Interest income:
   Loans receivable                                      $ 1,910              $ 1,817             $ 5,650                 $ 5,218
   Securities available for sale                             592                  461               1,836                   1,522
   Securities held to maturity                               280                  412                 859                   1,058
   Deposits in other financial institutions                   30                   15                  71                      59
   Other interest-earning assets                              37                   35                 105                     103
                                                         -------              -------             -------                 -------
      Total interest income                                2,849                2,740               8,521                   7,960
                                                         -------              -------             -------                 -------

Interest expense:
   Deposits                                                1,238                1,287               3,701                   3,767
   Advances from FHLB and other borrowings                   581                  437               1,698                   1,188
                                                         -------              -------             -------                 -------
      Total interest expense                               1,819                1,724               5,399                   4,955
                                                         -------              -------             -------                 -------

      Net interest income                                  1,030                1,016               3,122                   3,005
      Provision for losses on loans                           12                   12                  36                      36
                                                         -------              -------             -------                 -------

Net interest income after provision for losses on loans    1,018                1,004               3,086                   2,969
                                                         -------              -------             -------                 -------

Non-interest income:
   Fees and service charges                                   98                   71                 269                     205
   Gain on sale of securities available for sale              17                  181                 114                     181
   Other                                                      20                   11                 160                      42
                                                         -------              -------             -------                 -------
      Total non-interest income                              135                  263                 543                     428
                                                         -------              -------             -------                 -------

Non-interest expense:
   Compensation and benefits                                 340                  313               1,044                     940
   Office property and equipment                             110                   95                 317                     284
   Deposit insurance premiums                                 17                   17                  50                      37
   Data processing                                            44                   43                 128                     122
   Other                                                     189                  147                 584                     512
                                                         -------              -------             -------                 -------
      Total non-interest expense                             700                  615               2,123                   1,895
                                                         -------              -------             -------                 -------

Earnings before taxes on income                              453                  652               1,506                   1,502
Taxes on income                                              123                  235                 456                     548
                                                         -------              -------             -------                 -------

Net earnings                                             $   330              $   417             $ 1,050                 $   954
                                                         =======              =======             =======                 =======

Earnings per share - basic                               $  0.31              $  0.41             $  1.01                 $  0.92
                                                         =======              =======             =======                 =======
Earnings per share - diluted                             $  0.30              $  0.38             $  0.95                 $  0.86
                                                         =======              =======             =======                 =======



See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)


                                                                Three Months                           Nine Months
                                                             Ended September 30,                    Ended September 30,
                                                          1998               1997                1998                 1997
                                                     ---------------    --------------      -------------        -------------

Net earnings                                              $ 330             $ 417              $ 1,050               $ 954
Other comprehensive income:
   Unrealized gains on securities available for sale:
       Unrealized holding gains arising during the
         period, net of taxes on income of $37 and
         $80 in 1998 and $188 and $258 in 1997               67               314                  139                 435
       Less:  reclassification adjustment for gains
         included in net earnings, net of taxes on
         income of $6 and $42 in 1998 and $68 for
         both periods in 1997                                11               113                   72                 113
                                                          -----            ------              -------              ------
Other comprehensive income, net of tax                    $  56            $  201              $    67              $  322
                                                          -----            ------              -------              ------
Comprehensive income                                      $ 386            $  618              $ 1,117              $1,276
                                                          =====            ======              =======              ======





See accompanying notes to consolidated financial satements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                    Nine months ended
                                                                                       September 30,
                                                                               1998                    1997
                                                                        ------------------     -------------------
Cash flows from operating activities:
   Net earnings                                                              $ 1,050                  $   954
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                            36                       36
         Gain on sale of securities available for sale                          (114)                    (181)
         Depreciation                                                            138                      120
         ESOP expense                                                             45                       41
         Amortization of loan fees, premiums and discounts                       (25)                      (3)
         Increase in accrued interest receivable                                (278)                    (256)
         Increase in other assets                                                (82)                     (36)
         Increase in accrued interest payable                                     21                       50
         (Decrease) increase in accrued expenses and other liabilities          (146)                     198
                                                                             -------                  -------
Net cash provided by operating activities                                        645                      923
                                                                             -------                  -------

Cash flows from investing activities:
   Purchase of securities available for sale                                 (28,368)                  (6,281)
   Purchase of FHLB stock                                                       (240)                      --
   Proceeds from maturities of securities                                     14,000                       --
   Proceeds from sales of securities available for sale                        7,469                      502
   Loans purchased                                                              (426)                  (6,955)
   Purchase of mortgage-backed securities held to maturity                   (10,018)                  (3,484)
   Repayment of principal on mortgage-backed securities                        8,089                    4,599
   Increase in loans receivable                                               (3,735)                  (3,253)
   Proceeds from sale of real estate owned, net                                  121                       37
   Purchase of office property and equipment                                     (67)                     (71)
                                                                             -------                  -------
Net cash used in investing activities                                        (13,175)                 (14,906)
                                                                             -------                  -------

Cash flows from financing activities:
   (Decrease) increase in deposits                                              (567)                   3,908
   Proceeds from advances from FHLB                                           14,000                    8,500
   Repayment of advances from FHLB                                            (1,500)                      --
   Treasury stock acquired                                                        --                     (393)
   Exercise of stock options                                                     221                       23
   Payment of cash dividends                                                    (218)                    (156)
   Net decrease in advances from borrowers for taxes and insurance              (168)                    (164)
                                                                             -------                  -------
Net cash provided by financing activities                                     11,768                   11,718
                                                                             -------                  -------

Net increase (decrease) in cash and cash equivalents                            (762)                  (2,265)
Cash and cash equivalents at beginning of year                                 2,524                    3,998
                                                                             -------                  -------
Cash and cash equivalents at end of period                                   $ 1,762                  $ 1,733
                                                                             =======                  =======
Supplemental disclosures:
   Cash paid during the nine months for:
      Interest                                                               $ 5,378                  $ 4,905
      Taxes on income                                                            303                      340
   Transfers from loans to real estate owned                                     468                      497
                                                                             =======                  =======



See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Significant Accounting Policies

         The consolidated financial statements for the three months and nine months ended September 30, 1998, and 1997 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1997 Annual Report to Stockholders and are incorporated herein by reference.

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

Note 3. Computation of Per Share Earnings

         Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in note 2 above, the Company declared a 3-for-1 stock split effected in the form of a stock dividend. The average number of shares and dilutive potential shares have been restated for the stock split. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months and nine months ended September 30, 1998 and 1997.


                                                              Three Months                     Nine Months
                                                             -------------                  -----------------
                                                            1998        1997              1998            1997
                                                            -----       ----              ----            ----

            Basic EPS Computation:
               Numerator - Net earnings                  $ 330,350    $ 417,722        $1,049,921      $ 954,488
               Denominator - Weighted
                    average shares outstanding           1,053,249    1,018,014         1,038,935      1,036,935
                                                         ---------    ---------        ----------      ---------

               Basic EPS                                 $    0.31    $    0.41        $     1.01      $    0.92
                                                         =========    =========        ==========      =========

            Diluted EPS Computation:
               Numerator - Net earnings                  $ 330,350    $ 417,722        $1,049,921      $ 954,488
                                                         ---------    ---------        ----------      ---------
               Denominator - Weighted
                    average shares outstanding           1,053,249    1,018,014         1,038,935      1,036,935
               Stock options                                47,707       72,258            62,750         66,522
                                                         ---------    ---------        ----------      ---------
                                                         1,100,956    1,090,272         1,101,685      1,103,457
                                                         ---------    ---------        ----------      ---------

               Diluted EPS                               $    0.30    $    0.38        $     0.95      $    0.86
                                                         =========    =========        ==========      =========



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

         The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the year 2000. Based on the Company's current knowledge, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations. The Company estimates that it has spent approximately $15,000 through September 30, 1998 on the awareness, assessment, renovation, and validation phases of its year 2000 effort. The Company anticipates that it will be well into the validation (testing) phase with its outside data processing service bureau in the fourth quarter of 1998 and will complete testing by the second quarter of 1999.

        The worst-case year 2000 scenario for the Company is that major suppliers of electricity, communication links, and data processing services may fail in spite of their best efforts to remediate their systems and in spite of our best effort to test their systems. The major risk as a result of these possibilities would be the loss of customer confidence. The Company has developed a business resumption contingency plan to address these possibilities and minimize the loss of confidence.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

               Midwest Bancshares, Inc. (the "Company") had net earnings of $330,000, or $0.30 per share, diluted, and $1,050,000, or $0.95 per share, respectively, for the three months and nine months ended September 30, 1998, compared to net earnings of $417,000, or $0.38 per share, and $954,000, or $0.86 per share, for the same periods in 1997. The increase in net earnings for the nine month period was primarily a result of an increase in net interest income, an increase in fees and service charges, and an increase in other non-interest income as a result of recognizing a previously-deferred gain of $135,000 (pre-tax) on the sale of the Association's mortgage-banking subsidiary, partially offset by an increase in non-interest expense. The decrease in net earnings for the three month period was primarily due to a decrease in gains on sales of securities. More detailed comparisons are discussed below.


        Net Interest Income

        Net interest income increased $14,000 and $117,000, for the three months and nine months ended September 30, l998, respectively, over the comparable periods in 1997. The increases in net interest income on a tax-equivalent basis were approximately $84,000 and $255,000 due to the fact that the 1998 periods included interest income on tax-exempt municipal bonds, whereas the 1997 periods had a very minimal amount. (See also the discussion of "Taxes on Income" on page
8). The Company's net interest rate spread was 2.61% for both the three months and nine months ended September 30, 1998, compared to 2.59% and 2.62% for the comparable periods in 1997. The Company's net interest margin on interest-earning assets was 2.87% and 2.86%, respectively, for the three months and nine months ended September 30, 1998, compared to 2.85% and 2.89% for the comparable periods in 1997. The net interest rate spread and net interest margin ratios have been calculated on a tax-equivalent basis.

        Interest income increased by $109,000 and $561,000 for the three months and nine months ended September 30, 1998, respectively, over the comparable periods in 1997, or $179,000 and $699,000 on a tax-equivalent basis. Average interest-earning assets increased by approximately $10.9 million and $13.2 million for the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increases in average interest-earning assets primarily consisted of increases in loans and securities and were the result of a planned growth strategy in an effort to increase net interest income. The average yield on interest-earning assets, on a tax-equivalent basis, was 7.61% and 7.62% for the three months and nine months ended September 30, 1998, respectively, compared to 7.69% and 7.68% for the same periods in 1997. The Company recorded $221,000 and $453,000, on a tax-equivalent basis, of interest income on tax-exempt municipal bonds for the three months and nine months ended September 30, 1998, respectively, with average balances of $11.9 million and $8.5 million, respectively, in 1998 compared to $18,000 of interest income and an average balance of $0.4 million for each of the three and nine months ended September 30, 1997.

        Interest expense increased by $95,000 and $444,000 for the three months and nine months ended September 30, 1998, respectively, over the comparable periods in 1997. Average interest-bearing liabilities increased by approximately $10.4 million and $13.2 million for the three months and nine months, respectively, over the comparable periods in 1997, primarily due to increases of $11.7 million and $13.1 million, respectively, in average borrowings from the FHLB. The Company determined to utilize FHLB advances to fund its new asset growth because the interest cost of new FHLB advances was substantially less than the incremental cost of adding new certificate of deposit accounts. The average rates paid on interest-bearing liabilities decreased ten basis points and six basis points, respectively, to 5.00% for both the three months and nine months ended September 30, 1998, from 5.10% and 5.06% for the three months and nine months ended September 30, 1997, respectively.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

        Provision for Losses on Loans

        The provision for losses on loans was $12,000 and $36,000 for the three months and nine months ended September 30, 1998 and 1997. The amount of the provision was a result of the determination to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At September 30, 1998 and 1997, the Company's allowance for losses on loans totaled $470,000 and $722,000, respectively, or 0.50% and 0.79% of total loans, and 236.18% and 96.78% of total non-performing loans. Net charge-offs amounted to none and $134,000 for the three months and nine months ended September 30, 1998, respectively, compared to no net charge-offs during both the three months and nine months ended September 30, 1997. The $134,000 of charge-offs in the nine months ended September 30, 1998 was primarily due to loans on two multi-family properties which were transferred to real estate acquired through foreclosure resulting in a charge-off of $120,000.

        Non-interest income

        Total non-interest income decreased by $128,000 and increased by $115,000 for the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The changes were partially due to increases of $27,000 and $64,000 for the three months and nine months ended September 30, 1998, respectively, (a 31% increase year-to-date) in fees and service charges as a result of increased transaction account activity and increased ATM transaction volumes, in part as a result of the new in-store branch, located in the Wal-Mart Supercenter in West Burlington, Iowa, which opened for business on December 8, 1997.

         Also contributing to the changes in non-interest income were gains of $17,000 and $114,000 on the sales of securities for the three months and nine months ended June 30, 1998, respectively, compared to gains of $181,000 for both the three and nine months ended September 30, 1997. The gains consist of gains on the sale of common stock of non-related, publicly-traded companies of none and $65,000 for the three months and nine months ended September 30, 1998, respectively, compared to $181,000 for both the three and nine months ended September 30, 1997, and of gains on the sales of U.S. Agency bonds and municipal bonds totaling $17,000 and $49,000 in the three months and nine months ended September 30, 1998. In 1997, the Company began investing a portion of its investment portfolio using a total-return approach (which considers the return on investment to be a combination of interest earned and market value appreciation). The sales of U.S. Agency bonds and municipal bonds during the nine months ended September 30, 1998 which were purchased under the total-return approach totaled $6.0 million and resulted in recognizing gains of $49,000. In addition to these gains, the Company recognized the remaining previously-deferred gain of $135,000 (pre-tax) on the sale of the Association's mortgage banking subsidiary, during the nine month period ended September 30, 1998.

        Non-interest expense

        Total non-interest expense increased by $85,000 and $228,000 for the three months and nine months ended September 30, 1998 compared to the same periods in 1997. The increases were primarily a result of the Company's new in-store branch (in the Wal-Mart store in West Burlington, Iowa) and its expanded ATM network. The increase in deposit insurance premiums was due to a $13,000 credit due to an overpayment of FDIC deposit insurance premiums, as a result of the Deposit Insurance Funds Act of 1996, recorded in the three months ended March 31, 1997 with no such credit in 1998.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

        Taxes on Income

        Taxes on income were $112,000 and $92,000 less for the three and nine months ended September 30, 1998, respectively, than the comparable periods in 1997. The decreases were primarily due to the effect of the tax-exempt interest income on municipal bonds. Taxes would have increased if not for the $221,000 and $453,000 of tax-exempt interest income on municipal bonds discussed above under "Net Interest Income".


Financial Condition

        The Company's total assets at September 30, 1998 were $160.6 million, increasing from $147.7 million at December 31, 1997. The increase of approximately $12.9 million was due to an intentional increase in interest-earning assets in an effort to increase net interest income and was primarily due to the purchase of $28.4 million of securities available for sale, the purchase of $10.0 million of mortgage-backed securities to be held to maturity, and a net increase in loans receivable of $3.7 million, partially offset by principal repayments of $8.1 million from mortgage-backed securities, $14.0 million from matured securities, and $7.5 million proceeds from the sale of securities available for sale. The net increase in total assets was primarily funded by an increase of $12.5 million of advances from the FHLB. The Company does not currently anticipate significant additional growth for the remainder of 1998.

        Total stockholders' equity increased $1,145,000 due to the $1,050,000 net earnings for the nine months, $221,000 received from the exercise of stock options, $60,000 payoff of the loan for the employee stock ownership plan, and a $67,000 increase in net unrealized gains on investments available for sale, less $253,000 in dividends declared.

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

        Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For September 1998, the Association's liquidity ratio was 7.0% compared to 8.1% for December 1997. The decrease was primarily due to the purchase of investment securities which, because of their maturity term, did not qualify as liquid investments. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association has, and intends to continue to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

they meet the Association's underwriting guidelines, and opportunities for participating in and purchasing loans in nearby markets.

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

        The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At September 30, 1998, the Association had outstanding commitments to extend credit totaling $3.7 million.

        At September 30, 1998, the Association had tangible and core capital of $10.5 million, or 6.58% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, by $8.1 million and $5.7 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of September 30, 1998, the Association had risk-weighted assets of $71.1 million, a risk-based requirement of $5.7 million and risk-based capital of $11.0 million, or 15.45%, which exceeds the requirement by $5.3 million. The Association's regulatory capital information is shown in the table below.

    Regulatory Capital Table                  (In thousands)

                                Tangible           Core           Risk-based
                                Capital           Capital          Capital
                                ---------------------------------------------
    Association's capital        $10,516          $10,516          $10,516
    Additional capital -
     general allowances            --               --                 470
                                 -------          -------          -------

    Regulatory capital            10,516           10,516           10,986
    Minimum capital requirement    2,397            4,793            5,687
                                  ------           ------           ------
    Excess regulatory capital    $ 8,119          $ 5,723          $ 5,299
                                 =======          =======          =======


        The unrealized appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the application of Statement No. 115 of the Financial Accounting Standards Board. At September 30, 1998, the net unrealized gain of $440,000, up from $373,000 at December 31, 1997, consisted primarily of the net unrealized market gain, net of tax, on certain mortgage-backed securities and investment securities, which have been identified as available for sale by management.

Pending Accounting Pronouncements

        The Financial Accounting Standards Board has issued, effective for fiscal years beginning after June 15, 1999, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company expects to adopt SFAS 133 when required and management believes the adoption will not have a material effect on the Company's financial statements when adopted.

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



Date:  October 29, 1998                   /s/  William D. Hassel
       --------------------               ------------------------------
                                          William D. Hassel
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  October 29, 1998                   /s/  Robert D. Maschmann
       --------------------               ------------------------------
                                          Robert D. Maschmann
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                Index to Exhibits

                                                        Sequentially
                                                        Numbered Page
   Exhibit                                             Where Attached
   Number                                           Exhibits are Located
--------------                                     ------------------------


     27       Financial Data Schedule