Form 10KSB
period 1998-12-31
MIDWEST BANCSHARES INC /DE/
filed 1999-03-31
CIK 890980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                   to
                                      -------------------  ---------------------

        Commission file number       0-20620

                            MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                    42-1390587
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                          Identification No.)

3225 Division Street, Burlington, Iowa                            52601
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:          (319) 754-6526
                                               ---------------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES [X]   NO ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $12.0 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 1, 1999, was $11.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 1, 1999, there were issued and outstanding 1,098,523 shares of the Issuer's Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes __ No [X]

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

     The Company serves Des Moines, Lee and Louisa Counties in southeastern Iowa through the Association's five retail banking offices located in Burlington, Wapello and Ft. Madison, Iowa. At December 31, 1998, the Company had total assets of $162.3 million, deposits of $106.0 million, and stockholders' equity of $12.0 million.

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

     On February 2, 1999, the Company entered into an Agreement and Plan of Merger by and between the Company and Mahaska Investment Company ("Mahaska"), providing for the merger of the Company with Mahaska (the "Merger"). Upon consummation of the Merger, the surviving corporation of the Merger will be Mahaska. The Merger will be accomplished through a fixed exchange of one (1) share of Mahaska common stock for each share of outstanding common stock of the Company. The transaction is intended to qualify as a tax-free reorganization and be accounted for as a pooling of interests. The transaction is expected to be completed in the third quarter of 1999, after customary regulatory and shareholder approvals have been received.

     When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a much lesser extent, the Association also originates residential construction, small business commercial loans, land development, agricultural land and consumer loans in the Association's market area. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At December 31, 1998, the Association's net loan and mortgage-backed securities portfolio totaled $123.5 million.

     Generally, all loans must be approved by a committee comprised of the three top officers in the Association's lending department, with the Association's President acting as an alternate member. A majority vote is required for the approval of any loan. All loan approvals are ratified by the Board of Directors.

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Association's loans-to-one-borrower limit was reduced, generally to the greater of $500,000 or 15% of unimpaired capital and surplus. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1998, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.6 million. At December 31, 1998, the Association had no loans which exceeded this amount.

     At December 31, 1998, the principal balance of the largest lending relationship with any one borrower or group of related borrowers, was $1.3 million and consists of one participation loan secured by a 192-unit apartment building located in Bettendorf, Iowa. This loan was prepaid in full on February 5, 1999. The second largest lending relationship with one borrower had a principal balance of $948,000 at December 31, 1998, and consists of two participation loans, secured by two assisted, congregate-care facilities. One is a 68-unit facility located in Cedar Rapids, Iowa, and the other is a 46-unit facility located in Dubuque, Iowa. The third largest lending relationship with one borrower had a principal balance of $772,000 at December 31, 1998, and consists of two participation loans, secured by two apartment complexes located in Madison, Wisconsin, one 20-unit and one 23-unit. The fourth largest lending relationship with one borrower had a principal balance of $588,000 at December 31, 1998, and consists of one participation loan secured by a 61-unit motel in Germantown, Wisconsin. See "- Commercial/Multi-Family Real Estate Lending" for details regarding these loan participations. Each of the loans discussed above was current as of December 31, 1998. At December 31, 1998, the Association had no other loans to one borrower or group of related borrowers which had an existing balance in excess of $500,000.

     LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees (premiums) and discounts and allowances for losses) as of the dates indicated.


                                                                                    December 31,
                                     -----------------------------------------------------------------------------------------------
                                           1998                1997               1996                1995                1994
                                     ----------------    ----------------   ----------------    ----------------    ----------------
                                     Amount   Percent    Amount   Percent   Amount   Percent    Amount   Percent    Amount   Percent
                                     ------   -------    ------   -------   ------   -------    ------   -------    ------   -------
                                                                             (Dollars in Thousands)
Real Estate Loans:
------------------
 One- to four-family .............. $71,535    73.39%   $66,549    71.75%  $63,209    75.85%   $61,839    80.03%   $61,849    85.54%
 Commercial/multi-family ..........   9,653     9.90     11,210    12.09    10,363    12.44      7,820    10.12      3,992     5.52
 Construction or development(1) ...   1,863     1.91        818      .88       828      .99      1,151     1.49      2,342     3.24
                                    -------   ------    -------   ------   -------   ------    -------   ------    -------   ------
     Total real estate loans ......  83,051    85.20     78,577    84.72    74,400    89.28     70,810    91.64     68,183    94.30
                                    -------   ------    -------   ------   -------   ------    -------   ------    -------   ------

Consumer and Other Loans:
-------------------------
 Deposit account ..................     317      .33        306      .33       354      .43        383      .50        344      .47
 Automobile .......................   1,332     1.37      1,158     1.25     1,001     1.20      1,033     1.34        810     1.12
 Home equity/home improvement .....   6,394     6.56      5,464     5.89     4,093     4.91      3,886     5.03      2,745     3.80
 Other(2) .........................   6,380     6.54      7,239     7.81     3,484     4.18      1,155     1.49        224      .31
                                    -------   ------    -------   ------   -------   ------    -------   ------    -------   ------
     Total consumer and other loans  14,423    14.80     14,167    15.28     8,932    10.72      6,457     8.36      4,123     5.70
                                    -------   ------    -------   ------   -------   ------    -------   ------    -------   ------
     Total loans ..................  97,474   100.00%    92,744   100.00%   83,332   100.00%    77,267   100.00%    72,306   100.00%
                                              ======              ======             ======              ======              ======

Less:
-----
 Loans in process .................     563                 836              1,274               2,347               1,096
 Deferred fees and discounts.......      83                  64                147                 209                 216
 Allowance for losses .............     480                 568                686                 676                 650
                                    -------             -------            -------             -------             -------
 Total loans receivable, net....... $96,348             $91,276            $81,225             $74,035             $70,344
                                    =======             =======            =======             =======             =======

----------------
(1)   Consists primarily of residential construction loans.
(2)   Approximately   $6.0   million  and  $7.0   million  of  these  loans  are
      participations guaranteed by the Farmer's Home Administration for 1998 and 1997, respectively. See "- Consumer and Other Lending."

      The following table shows the composition of the Association's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                              December 31,
                                   -------------------------------------------------------------------------------------------------
                                          1998                1997                1996                1995                1994
                                   -----------------    ----------------    ----------------    ----------------    ----------------
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                   -------   -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                                         (Dollars in Thousands)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family ..........   $34,819    35.72%   $27,804    29.98%   $26,595    31.91%   $24,218    31.34%   $25,319    35.01%
  Commercial/multi-family ......     1,567     1.61      1,285     1.38      1,230     1.48      1,522     1.97      1,603     2.22
  Construction or development ..       969      .99         --       --         65      .08        274      .36        504      .70
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
     Total real estate loans ...    37,355    38.32     29,089    31.36     27,890    33.47     26,014    33.67     27,426    37.93
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
  Consumer and other loans .....     8,397     8.62      7,955     8.58      6,104     7.32      5,332     6.90      4,123     5.70
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
     Total fixed-rate loans ....    45,752    46.94     37,044    39.94     33,994    40.79     31,346    40.57     31,549    43.63
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family ..........    36,716    37.67     38,745    41.78     36,614    43.94     37,621    48.69     36,530    50.52
  Commercial/multi-family ......     8,086     8.30      9,925    10.70      9,133    10.96      6,298     8.15      2,389     3.31
  Construction or development ..       894      .91        818      .88        763      .92        877     1.13      1,838     2.54
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
     Total adjustable-rate
        real estate loans ......    45,696    46.88     49,488    53.36     46,510    55.82     44,796    57.97     40,757    56.37
  Consumer and other loans .....     6,026     6.18      6,212     6.70      2,828     3.39      1,125     1.46         --       --
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
     Total adjustable-rate loans    51,722    53.06     55,700    60.06     49,338    59.21     45,921    59.43     40,757    56.37
                                   -------   ------    -------   ------    -------   ------    -------   ------    -------   ------

     Total loans ...............    97,474   100.00%    92,744   100.00%    83,332   100.00%    77,267   100.00%    72,306   100.00%
                                             ======              ======              ======              ======              ======

LESS:
  Loans in process .............       563                 836               1,274               2,347               1,096
  Deferred fees and discounts ..        83                  64                 147                 209                 216
  Allowance for loan losses ....       480                 568                 686                 676                 650
                                   -------             -------             -------             -------             -------
    Total loans receivable, net.   $96,348             $91,276             $81,225             $74,035             $70,344
                                   =======             =======             =======             =======             =======

     The following table illustrates the contractual maturity and amortization of the Association's loan portfolio at December 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as repricing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                      Real Estate
                         ---------------------------------------------------------------
                              One- to four-        Commercial/           Construction           Consumer
                                Family            Multi-family          or Development          and Other              Total
                         ------------------   -------------------    -------------------    ------------------    ------------------
                                   Weighted              Weighted               Weighted              Weighted              Weighted
                                   Average               Average                Average               Average               Average
                         Amount     Rate      Amount      Rate       Amount      Rate       Amount     Rate       Amount     Rate
                         ------    --------   ------     --------    ------     --------    ------    --------    ------    --------
                                                                      (Dollars in Thousands)
Due During Year(s) Ended
December 31,
------------------------
1999(1) ..........      $ 3,757     7.62%    $   277      8.19%     $    49      6.99%     $ 1,847     8.24%     $ 5,930     7.83%
2000 .............        4,057     7.63         301      8.19           52      6.99        2,005     8.24        6,415     7.84
2001 .............        4,377     7.63         327      8.19           57      6.99        1,942     8.16        6,703     7.81
2002 and 2003 ....        9,818     7.64         739      8.20          125      6.99        3,361     7.93       14,043     7.73
2004 to 2008 .....       26,496     7.64       2,473      8.20          401      6.99        5,268     7.61       34,638     7.67
2009 to 2018 .....       21,298     7.58       5,536      8.09          680      6.98           --       --       27,514     7.67
2019 and following        1,732     7.70          --        --          499      6.94           --       --        2,231     7.53
                        -------              -------                -------                -------               -------
    Total ........      $71,535              $ 9,653                $ 1,863                $14,423               $97,474
                        =======              =======                =======                =======               =======


(1) Includes demand loans, loans having no stated maturity and overdraft loans.

     As of December 31, 1998, the total amount of loans due or repricing after December 31, 1999 which had predetermined interest rates was $41.5 million, while the total amount of loans due or repricing after such date which had floating, adjustable or renegotiable interest rates was $50.0 million.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Association has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At December 31, 1998, the Association's one- to four-family residential mortgage loans, excluding mortgage-backed securities, totaled $71.5 million, or 73.39% of the Association's loan portfolio, substantially all of which are conventional loans.

     The Association currently makes adjustable-rate one- to four-family residential mortgage loans in amounts up to 95% of the appraised value, or selling price, of the secured property, whichever is less. Generally, for loans with a loan-to-value ratio in excess of 80%, the Association requires private mortgage insurance to reduce exposure levels below the 80% level. The Association currently offers one-year ARM loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The loans provide for a 2% annual cap and floor, and a 6% lifetime cap and floor on the interest rate over the rate in effect at the date of origination. The Association also offers loans with a fixed rate for three, five or seven years which automatically convert to the one-year ARM terms discussed above at the end of the fixed-rate term. The annual and lifetime caps on interest rate increases for these loans reduce the extent to which they can help protect the Association against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management." Approximately 36.1% of the loans originated in 1998 by the Association were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

     At December 31, 1998, approximately $3.3 million, or 4.6% of the Association's one- to four-family residential mortgage loan portfolio had been purchased by the Association. These loans are secured by property located primarily in California, Colorado, Arizona, Virginia and Texas, and have been in the Association's portfolio for several years. The majority of the loans secured by property located in California were purchased from the Association's former mortgage banking subsidiary. The Association has purchased only a limited amount of one- to four-family residential mortgage loans over the last five years.

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

     COMMERCIAL/MULTI-FAMILY REAL ESTATE LENDING. At December 31, 1998, the Association had $9.7 million in commercial/multi-family real estate loans, representing 9.90% of the Association's loan portfolio. Most of these loans have been purchased or are participations with other lenders. Substantially all of the Association's commercial/multi-family real estate loan portfolio is secured by multi-family residential property, primarily apartment buildings. Many of these properties are located outside the Association's market area, primarily Bettendorf, Dubuque and Cedar Rapids, Iowa, and the States of Wisconsin and Washington.

     At December 31, 1998, the principal balance of the largest lending relationship with any one borrower or group of related borrowers, was $1.3 million and consists of one participation loan originated in 1996 and refinanced in 1997, secured by a 192-unit apartment building located in Bettendorf, Iowa. The Association's participation represents approximately 15.0% of the loan (which had an outstanding balance of approximately $8.6 million). The loan is being amortized over 30 years, at a rate of 8.625% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.75%, adjusted annually. This loan was prepaid in full on February 5, 1999.

     The second largest lending relationship had a principal balance of $948,000 at December 31, 1998, and consists of two participation loans originated in 1995, secured by two assisted, congregate-care facilities. The first is a 68-unit facility located in Cedar Rapids, Iowa, and the other is a 46-unit facility located in Dubuque, Iowa. The Association's participation represents approximately 14% of the first loan (which had an outstanding balance of approximately $3.4 million) and approximately 16% of the second loan (which had an outstanding balance of approximately $2.9 million). The first loan is amortized over 25 years, at a rate of 9.00% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.50%. The second loan is amortized over 25 years, at a rate of 9.50% for the first three years and thereafter at a rate equal to the Federal Cost of Funds plus 3.25%.

     The third largest lending relationship had a principal balance of $772,000 at December 31, 1998 and consists of two participation loans originated in 1996, secured by two apartment complexes located in Madison, Wisconsin, one 20-unit and one 23-unit. The Association's participation represents approximately 40% of the first loan (which had an outstanding balance of approximately $1.0 million) and approximately 40% of the second loan (which had an outstanding balance amount of approximately $0.9 million). The first loan is amortized over 25 years, at a rate of 8.875% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.50%. The second loan is amortized over 15 years, at a rate of 8.75% for the first three years and thereafter at a rate equal to the Federal Cost of Funds index plus 3.50%.

     The fourth largest lending relationship had a principal balance of $588,000 at December 31, 1998, and consists of one participation loan, secured by a 61-unit motel in Germantown, Wisconsin. The Association's participation represents 40% of the loan (which had an outstanding balance of approximately $1.5 million). The loan is amortized over 20 years, at a rate of 9.375% for the first three years and thereafter adjusts annually to a rate equal to the Federal Cost of Funds index plus 3.75%. Each of these loans was current as of December 31, 1998.

     The Association has no other commercial/multi-family real estate loans to one borrower, or group of borrowers, which have an existing net balance at December 31, 1998 in excess of $500,000.

     Commercial/multi-family real estate lending affords the Association an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial/multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The Association has attempted to minimize these risks through its underwriting standards. For the years 1998, 1997 and 1996, the Association purchased participations in commercial/multi-family real estate loans totaling $0.2 million, $2.8 million and $3.4 million, respectively. See also "- Originations Purchases and Sales of Loans and Mortgage-Backed Securities."

     RESIDENTIAL CONSTRUCTION LENDING. The Association originates a limited number of loans to finance the construction of single-family residences. These loans are primarily made to individuals who will ultimately be the owner-occupier of the house. Such loans are generally made as a permanent financing on the constructed property with the initial six month term on an interest-only basis. At December 31, 1998, the Association had loans to finance the construction of single-family residences totaling $1.9 million, or 1.91% of the Association's loan portfolio.

     Residential construction loans are generally underwritten using the same criteria as for one- to four-family residential loans. Payouts during the construction phase are only made after inspection by the Association's personnel. Authority for payouts is also required from the borrower and the general contractor.

     CONSUMER AND OTHER LENDING. Management considers consumer lending to be an important component of its strategic plan. Specifically, consumer loans generally have shorter terms to maturity (thus reducing Midwest Federal's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 1998, the Association's consumer and other loan portfolio totaled $14.4 million, or 14.80% of its loan portfolio. Under applicable federal law, the Association is authorized to invest up to 35% of its assets in consumer loans.

     Midwest Federal offers a variety of secured consumer loans, including home equity lines of credit, home improvement, auto, boat and recreational vehicle loans and loans secured by savings deposits. The Association also offers a limited amount of unsecured loans. The Association currently originates all of its consumer loans in its market area. The Association's home equity and home improvement loans comprised approximately 44% of the Association's total consumer loan portfolio at December 31, 1998. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to ten years. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Association's consumer loans generally have a fixed-rate of interest, except for the home-equity line of credit which adjusts monthly based on the prime rate.

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

     In 1995, the Association began purchasing participations in Farmer's Home Administration ("FmHA") loans. Generally, the Association only purchases the 90% guaranteed portion of the loan. For the years 1998, 1997 and 1996, the Association purchased FmHA participations totaling $1.0 million, $4.1 million and $2.8 million, respectively. See also "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Association's consumer loan portfolio has generally been low (at December 31, 1998, $89,000, or approximately 0.62% of the consumer loan portfolio, was 30 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     MORTGAGE-BACKED SECURITIES. The Association has a substantial portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1998, mortgage-backed securities totaled $27.1 million. At such date, $5.8 million of these mortgage-backed securities (all of which were issued by Ginnie Mae) were available for sale. For information regarding the carrying and market values of Midwest Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

     The Association purchases mortgage-backed securities in order to supplement the Association's loan originations. At December 31, 1998, $3.5 million, or 13.1%, and $6.3 million, or 23.3%, of the Association's mortgage-backed securities carried adjustable rates of interest and balloon maturities, respectively. Under the OTS' risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk weighting for the risk-based capital requirement of the OTS and Fannie Mae, Freddie Mac and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

     The  following  table  sets  forth  the   contractual   maturities  of  the
Association's mortgage-backed securities at December 31, 1998. The table does not reflect normal monthly amortization payments or anticipated prepayments.



                                                                               Due in                                     December
                                              -------------------------------------------------------------------------   31, 1998
                                              6 Months  6 Months     1 to     3 to 5     5 to 10    10 to 20    Over 20  Outstanding
                                              or Less   to 1 Year  3 Years     Years      Years       Years       Years    Balance
                                              -------   ---------  -------     -----      -----       -----       -----  -----------
                                                                               (In Thousands)

Adjustable-rate mortgage-backed securities:
  Federal Home Loan
   Mortgage Corporation..................       $ --      $ --      $   --      $ --      $   --     $    --     $  305     $   305
  Federal National
   Mortgage Association..................         --        --          --        --          --       1,992        915       2,907
  Resolution Trust Corporation...........         --        --          --        --          --          --        337         337
                                                ----      ----      ------      ----      ------     -------     ------     -------

     Total adjustable-rate...............         --        --          --        --          --       1,992      1,557       3,549
                                                ----      ----      ------      ----      ------     -------     ------     -------

Fixed-rate mortgage-backed securities:
  Federal Home Loan
   Mortgage Corporation..................         --        --       1,531        --       4,788       6,823         --      13,142
  Federal National
   Mortgage Association..................         --        --          --        --       1,050       2,166      1,463       4,679
  Government National
   Mortgage Corporation..................         --        --          --        --       2,194       2,164      1,412       5,770
                                                ----      ----      ------      ----      ------     -------     ------     -------
     Total fixed-rate....................         --        --       1,531        --       8,032      11,153      2,875      23,591
                                                ----      ----      ------      ----      ------     -------     ------     -------

Total mortgage-backed
 securities..............................      $  --      $ --      $1,531      $ ==      $8,032     $13,145     $4,432     $27,140
                                               =====      ====      ======      ====      ======     =======     ======     =======

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

     The Association sold no mortgage-backed securities in fiscal 1998. At December 31, 1998, the Association had no commitments to sell loans.

     The Association had no loans serviced for others as of December 31, 1998, and $17.4 million in loans serviced by others at that date.

     The following table sets forth the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.

                                                         Year Ended December 31,
                                               --------------------------------------
                                                 1998            1997           1996
                                               --------       --------       --------
                                                              (In Thousands)
ORIGINATIONS BY TYPE:
 Adjustable-rate:
  Real estate - one- to four-family .....      $ 10,409       $  7,185       $  6,469
                - construction ..........         1,202          2,525            841
  Consumer and other loans ..............           781            489             --
                                               --------       --------       --------
         Total adjustable-rate ..........        12,392         10,199          7,310
                                               --------       --------       --------
 Fixed-rate:
  Real estate - one- to four-family .....        14,809          5,979          7,445
                - commercial/multi-family           468             --             --
                - construction ..........         1,372            370            883
  Consumer and other loans ..............         5,300          5,312          3,901
                                               --------       --------       --------
         Total fixed-rate ...............        21,949         11,661         12,229
                                               --------       --------       --------

         Total loans originated(1) ......        34,341         21,860         19,539
                                               --------       --------       --------

PURCHASES:
  Real estate - commercial/multi-family .           180          2,841          3,434
  Consumer and other loans ..............           985          4,114          2,846
  Mortgage-backed securities ............        12,023          3,484          4,051
                                               --------       --------       --------
         Total purchased ................        13,188         10,439         10,331
                                               --------       --------       --------

SALES:
  Mortgage-backed securities ............            --             --          1,285
                                               --------       --------       --------
Principal repayments ....................        30,975         22,216         21,375
                                               --------       --------       --------
Decrease in other items, net ............       (10,152)        (3,553)        (4,463)
                                               --------       --------       --------

         Net increase ...................      $  6,402       $  6,530       $  2,747
                                               ========       ========       ========

---------------------
(1)      $9,360,000,  $3,122,000  and $4,104,000 of these  originations  for the years ended December 31, 1998, 1997 and 1996, respectively, were to refinance existing loans held by the Association.

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

     DELINQUENT LOANS. The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1998 and 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Percentages are exclusive of mortgage-backed securities.


                                             Real Estate
                         --------------------------------------------------
                            One- to four-family    Commercial/Multi-Family     Consumer and Other             Total
                         ------------------------  ------------------------  -----------------------  -----------------------
                         Number   Amount  Percent  Number   Amount  Percent  Number  Amount  Percent  Number  Amount  Percent
                         ------   ------  -------  ------   ------  -------  ------  ------  -------  ------  ------  -------
                                                                      (Dollars in Thousands)
Loans delinquent for:

December 31, 1998:
------------------
 30-59 days .........       24   $  403    .56%        2   $  489   5.07%        8   $   66    .46%      34   $  958    .98%
 60-89 days .........        4      121    .17        --       --     --         1       16    .11        5      137    .14
 90 days and over ...        6      173    .24        --       --     --         3        7    .05        9      180    .19
                        ------   ------   ----    ------   ------   ----    ------   ------   ----   ------   ------   ----
     Total ..........       34   $  697    .97%        2   $  489   5.07%       12   $   89    .62%      48   $1,275   1.31%
                        ======   ======   ====    ======   ======   ====    ======   ======   ====   ======   ======   ====

December 31, 1997:
------------------
 30-59 days .........       25   $  791   1.19%       --   $   --     --%        6   $   33    .23%      31   $  824    .89%
 60-89 days .........        8      258    .39        --       --     --         1        9    .07        9      267    .29
 90 days and over ...        9      370    .55         2      399   3.56        --       --     --       11      769    .83
                        ------   ------   ----    ------   ------   ----    ------   ------   ----   ------   ------   ----
     Total ..........       42   $1,419   2.13%        2   $  399   3.56%        7   $   42    .30%      51   $1,860   2.01%
                        ======   ======   ====    ======   ======   ====    ======   ======   ====   ======   ======   ====


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

                                                         December 31,
                                            ------------------------------------
                                              1998          1997         1996
                                            -------       -------       -------
                                                   (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...................   $  165        $  370        $  245
  Commercial/multi-family real estate....       --           399           874
  Consumer and other ....................        7            --             1
                                            ------        ------        ------
     Total ..............................      172           769         1,120
                                            ------        ------        ------
Real estate owned:
  One- to four-family ...................      189            --            12
  Commercial/multi-family real estate....        3           315            --
                                            ------        ------        ------
     Total ..............................      192           315            12
                                            ------        ------        ------

Total non-performing assets .............   $  364        $1,084        $1,132
                                            ======        ======        ======
Total as a percentage of total assets....      .22%          .73%          .83%
                                            ======        ======        ======

     For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms totaled $15,000. The amount that was included in interest income on such loans was $9,000 for the year ended December 31, 1998.

     The Company's ratio of non-performing assets to total assets decreased to 0.22% at December 31, 1998 from 0.73% at December 31, 1997. Total non-performing assets for 1998 decreased $720,000 primarily due to a $399,000 decrease in non-accruing commercial/multi-family real estate loans as a result of two loans which were foreclosed upon and sold, resulting in a charge-off of $120,000. Real estate owned with a carrying value of $315,000 at December 31, 1997 was also sold.

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of December 31, 1998 there was also an aggregate of $1,741,000 in net book value of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. See "-Classified Assets" for a discussion of the loans in this category.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets (including those considered to be "special mention") of the Association at December 31, 1998, 1997 and 1996 were as follows:


                                                  December 31,
                                ------------------------------------------------
                                   1998              1997             1996
                                ----------       ----------       ----------
Special Mention ............    $1,289,000       $  969,000       $  876,000
Substandard ................       816,000        1,524,000        1,543,000
Doubtful ...................            --           10,000               --
Loss .......................            --               --               --
                                ----------       ----------       ----------

  Total classified assets...    $2,105,000       $2,503,000       $2,419,000
                                ==========       ==========       ==========


     The increase in loans designated "special mention" from 1997 to 1998 was primarily the result of two multi-family loans placed on the watch list due to lower occupancy than projected on one loan and slow pay on the other loan.

     The increase in loans designated "special mention" from 1997 to 1998 was primarily the result of including in this category one multi-family loan participation amounting to $493,000 which is secured by a 128-unit apartment complex in Madison, Wisconsin. The loan was classified based on a recent property inspection and concerns about occupancy and renovation progress.

     The decrease in loans designated "substandard" from 1997 to 1998 was primarily the result of the three commercial/multi-family loans discussed under "- Asset Quality - Non-Performing Assets."

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1998, the Association had an allowance for loan losses of $480,000. See also Notes 1 and 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 1998 and 1997 - Provision for Losses on Loans."

     The following table sets forth an analysis of the Association's allowance for loan losses at the dates indicated.

                                                              Year Ended December 31,
                                                      ------------------------------------
                                                        1998          1997          1996
                                                      ------------------------------------
                                                                 (Dollars in Thousands)
Balance at beginning of period ....................    $ 568         $ 686         $ 676
                                                       -----         -----         -----
Charge-offs:
 One- to four-family ..............................      (14)           (8)          (37)
 Commercial/Multi-family ..........................     (120)         (158)           --
 Consumer and other ...............................       (2)           --            (1)
                                                       -----         -----         -----
                                                        (136)         (166)          (38)

  One- to four-family .............................       --            --            --
                                                       -----         -----         -----
                                                          --            --            --
                                                       -----         -----         -----

Net (charge-offs) recoveries ......................     (136)         (166)          (38)

Additions charged to operations ...................       48            48            48
                                                       -----         -----         -----
Balance at end of period ..........................    $ 480         $ 568         $ 686
                                                       =====         =====         =====

Ratio of net charge-offs (recoveries) during the
 period to average loans, excluding mortgage-
 backed securities outstanding during the period...      .14%          .19%          .05%
                                                       =====         =====         =====

Allowance for loan losses to non-performing
 loans at end of period ...........................    279.07%       73.86%        61.25%

Allowance for loan losses to total loans,
 excluding mortgage-backed securities
 at end of period .................................      .49%          .61%          .82%


     The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                              December 31,
                                 --------------------------------------------------------------------
                                          1998                   1997                   1996
                                 ---------------------    -------------------    --------------------
                                              Percent                Percent                 Percent
                                              of Loans               of Loans                of Loans
                                              in Each                in Each                 in Each
                                              Category               Category                Category
                                              to Total               to Total                to Total
                                 Amount        Loans     Amount       Loans      Amount       Loans
                                 ------       --------   ------      --------    ------      --------
                                                         (Dollars in Thousands)
One- to four-family .......       $167        73.4%       $163        71.7%       $225        75.9%
Commercial/multi-family
 real estate ..............        124         9.9         269        12.1         246        12.4
Construction or development          2         1.9           1         0.9           2         1.0
Consumer and other ........         18        14.8          28        15.3          60        10.7
Unallocated ...............        169          --         107          --         153          --
                                  ----       -----        ----       -----        ----       -----
     Total ................       $480       100.0%        568       100.0%       $686       100.0%
                                  ====       =====        ====       =====        ====       =====

INVESTMENT ACTIVITIES

     Midwest Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For December 31, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.52. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Regulation - Liquidity."

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

     At December 31, 1998, Midwest Federal's interest-bearing deposits with banks totaled $3.0 million, or 1.8% of total assets, and its investment securities totaled $28.1 million, or 17.3% of total assets. As of such date, the Association also had a $2.2 million investment in FHLBank stock, satisfying its requirement for membership in the FHLBank of Des Moines. It is the Association's general policy to purchase investment securities which are U.S. Government securities federal agency obligations, municipal bonds and other issues that are rated investment grade or have credit enhancements. At December 31, 1998, the average term to maturity or repricing of the investment securities portfolio was
10.1 years. However, most of the securities have call features, and if called, the remaining term would be aproximately 4.0 years. See also "- Mortgage-Backed Securities" and Note 2 of the Notes to Consolidated Financial Statements.

     The following table sets forth the composition of the Association's investment portfolio at the dates indicated.

                                                                            December 31,
                                                -----------------------------------------------------------
                                                        1998                1997                 1996
                                                -----------------------------------------------------------
                                                  Book      % of      Book      % of       Book      % of
                                                  Value     Total     Value     Total      Value     Total
                                                -----------------------------------------------------------
                                                                       (Dollars in Thousands)
Interest-bearing deposits with banks .......    $ 2,978    100.0%    $ 1,088    100.0%    $ 3,127    100.0%
                                                =======    =====     =======    =====     =======    =====
Investment securities:
 U.S. Government securities ................    $    --       --%    $    --       --%    $    --       --%
 Federal agency obligations ................     15,521     50.5      18,375     75.7      16,535     86.1
 Municipal bonds ...........................     12,622     41.1       3,108     12.8          --       --
 Other marketable equity securities(1) .....        387      1.2         824      3.4         710      3.7
                                                -------    -----     -------    -----     -------    -----

     Subtotal ..............................     28,530     92.8      22,307     91.9      17,245     89.8

FHLBank stock ..............................      2,200      7.2       1,960      8.1       1,960     10.2
                                                -------    -----     -------    -----     -------    -----

     Total investment securities and FHLBank
      stock ................................    $30,730    100.0%    $24,267    100.0%    $19,205    100.0%
                                                =======    =====     =======    =====     =======    =====

Average remaining life or term to repricing,
excluding  FHLBank stock and other
 marketable equity securities (assuming call
 feature are exercised).....................        4.0 years             1.7 years            0.3 years

---------------------
(1)  Represents   primarily   investments   in  common   stock  of   non-related
     publicly-traded companies.


     The composition and maturities, assuming the call features are not exercised, of the investment securities portfolio, excluding FHLBank of Des Moines stock and other marketable equity securities, are indicated in the following table. Weighted average yields are calculated on a taxable equivalent basis.

                                                           December 31, 1998
                               -------------------------------------------------------------------
                                 1 Year      1 to 5     5 to 10    After 10      Total Investment
                                 or Less     Years       Years       Years          Securities
                               ---------     ------     -------    --------    -------------------
                                 Book        Book        Book       Book        Book        Market
                                 Value       Value       Value      Value       Value       Value
                               -------     --------    -------     -------     -------     -------
                                                       (Dollars in Thousands)
Federal agency obligations     $   456     $10,072     $ 2,003     $ 2,990     $15,521     $15,521
Municipal bonds .............       --         307       1,957      10,358      12,622      12,622
                               -------     -------     -------     -------     -------     -------

Total investment securities..  $   456     $10,379     $ 3,960     $13,348     $28,143     $28,143
                               =======     =======     =======     =======     =======     =======

Weighted average yield ......     5.79%       5.65%       6.42%       7.05%       6.42%


     In 1997, the Association began purchasing tax-exempt, rated or general obligation bonds of municipalities. The Association's investment securities portfolio at December 31, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Association's retained earnings, excluding securities issued by the United States Government, or its agencies.

     The Association's investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Association's officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. For information regarding the carrying and market values of Midwest Federal's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

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

                                                          Year Ended December 31,
                                  ----------------------------------------------------------------
                                           1998                  1997                  1996
                                  --------------------  --------------------  --------------------
                                               Percent               Percent               Percent
                                    Amount    of Total    Amount    of Total    Amount    of Total
                                  ---------   --------  --------    --------  --------    --------
                                                         (Dollars in Thousands)
Interest Rate Range:
--------------------
Money Market Deposit
 Accounts 2.25-4.00% ...........  $ 14,798     14.0%    $ 14,282     13.6%    $ 13,590     13.3%
Passbook Accounts 2.25-3.00% ...     9,003      8.5        8,373      7.9        8,609      8.5
NOW Accounts 1.00-2.00% ........     7,964      7.5        7,266      6.9        6,738      6.6
Non-interest checking accounts..       579       .5          649       .6          399       .4
                                  --------    -----     --------    -----     --------    -----

Total Non-Certificates .........    32,344     30.5       30,570     29.0       29,336     28.8
                                  --------    -----     --------    -----     --------    -----
Certificates:
-------------

 4.00 - 4.99% ..................    16,351     15.5        4,252      4.0        9,133      9.0
 5.00 - 5.99% ..................    40,315     38.0       51,543     49.0       49,464     48.5
 6.00 - 6.99% ..................    14,188     13.4       16,026     15.2       10,466     10.2
 7.00 - 7.99% ..................     2,689      2.5        2,730      2.6        3,235      3.2
 8.00 - 8.99% ..................        95       .1          157       .2          284       .3
                                  --------    -----     --------    -----     --------    -----

Total Certificates ...........      73,638     69.5       74,708     71.0       72,582     71.2
                                  --------    -----     --------    -----     --------    -----
Total Deposits ...............    $105,982    100.0%    $105,278    100.0%    $101,918    100.0%
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


                                        Year Ended December 31,
                              ----------------------------------------
                                 1998           1997           1996
                              ----------     ----------     ----------
                                        (Dollars in Thousands)

Opening balance ..........    $ 105,278      $ 101,918      $ 101,334
Net deposits (withdrawals)       (3,310)          (734)        (3,260)
Interest credited ........        4,014         4 ,094          3,844
                              ---------      ---------      ---------

Ending balance ...........    $ 105,982      $ 105,278      $ 101,918
                              =========      =========      =========

Net increase .............    $     704      $   3,360      $     584
                              =========      =========      =========

Percent increase .........          .67%          3.30%           .58%
                              =========      =========      =========


     The  following   table  shows  rate  and  maturity   information   for  the
Association's certificates of deposit as of December 31, 1998.

                             4.00-         5.00-        6.00-         7.00-         8.00-                     Percent
                             4.99%         5.99%        6.99%         7.99%         8.99%         Total       of Total
                           --------      --------      --------      --------      --------      --------     --------
                                                           (Dollars in Thousands)
Certificate accounts maturing
In Quarter Ending:
------------------
March 31, 1999 ......      $ 6,192       $ 6,530       $   241       $    --       $     4       $12,967        17.6%
June 30, 1999 .......        4,477         5,905         3,530            --            --        13,912        18.9
September 30, 1999 ..          659         4,978         2,067            --            65         7,769        10.5
December 31, 1999 ...        2,722         2,926         2,504         2,635            26        10,813        14.7
March 31, 2000 ......           55         5,092         1,302             5            --         6,454         8.8
June 30, 2000 .......        1,043         2,857           220            --            --         4,120         5.6
September 30, 2000 ..           --         3,467         1,784             2            --         5,253         7.1
December 31, 2000 ...          414         1,629         1,546            47            --         3,636         4.9
March 31, 2001 ......           --         1,925           226            --            --         2,151         2.9
June 30, 2001 .......          613         1,349            71            --            --         2,033         2.8
September 30, 2001 ..            2         1,346           101            --            --         1,449         2.0
December 31, 2001 ...          108           684            37            --            --           829         1.1
Thereafter ..........           66         1,627           559            --            --         2,252         3.1
                           -------       -------       -------       -------       -------       -------       -----

     Total ..........      $16,351       $40,315       $14,188       $ 2,689       $    95       $73,638       100.0%
                           =======       =======       =======       =======       =======       =======       =====

     Percent of total         22.2%         54.7%         19.3%          3.7%          0.1%        100.0%
                           =======       =======       =======       =======       =======        ======

     The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.

                                                        Maturity
                                   -----------------------------------------------
                                                  Over         Over
                                   3 Months      3 to 6       6 to 12      Over
                                    or Less      Months       Months     12 Months      Total
                                   --------     -------      --------    ---------     -------
                                                         (In Thousands)
Certificates of deposit less
 than $100,000 ................    $11,721      $12,894      $17,135      $27,169      $68,919

Certificates of deposit of
 $100,000 or more .............      1,246        1,018        1,447        1,008        4,719
                                   -------      -------      -------      -------      -------

Total certificates of deposit..    $12,967      $13,912      $18,582      $28,177      $73,638
                                   =======      =======      =======      =======      =======



     From time to time the Association has had public funds. The Association is required to pledge collateral against such funds equal to 110% of such funds. The Association had $753,000, $775,000 and $357,000 of such funds on deposit at December 31, 1998, 1997 and 1996, respectively.

     BORROWINGS. Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Association has relied upon selected borrowings for short-term liquidity needs.

     Midwest Federal may obtain advances from the FHLBank of Des Moines upon the security of its capital stock of the FHLBank of Des Moines and certain of its mortgage loans and investments. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1998, the Association had $43.0 million of fixed-rate advances from the FHLBank of Des Moines. The Association also had a $1.0 million open line of credit with the FHLBank with a zero balance at December 31, 1998, which expires in March 1999. The Association does not intend to renew the line of credit at that time. Although the Association has also used securities sold under agreements to repurchase in the past, no such borrowings have been made during the last three years.

     The following table sets forth the maximum month-end balance and average balance of FHLBank advances at and for the dates indicated.



                                At and For the Year Ended December 31,
                            ---------------------------------------------
                              1998               1997               1996
                            -------            -------            -------
                                            (In Thousands)
Maximum Balance:
----------------
FHLBank advances.......     $43,700            $34,000            $28,000

Average Balance:
----------------
FHLBank advances.......     $40,755            $28,451            $25,256

     The following table sets forth certain information as to the Association's FHLBank advances at the dates indicated.

                                                                  December 31,
                                               ---------------------------------------------
                                                   1998             1997             1996
                                               -----------      -----------      -----------
                                                             (Dollars in Thousands)
FHLBank advances ........................      $   43,000       $   30,500       $   24,000
                                               ----------       ----------       ----------

     Total borrowings ...................      $   43,000       $   30,500       $   24,000
                                               ==========       ==========       ==========

Weighted average interest rate during the
 period of FHLBank advances .............            5.65%            5.91%            6.00%

Weighted average interest rate at end of
 period of FHLBank advances .............            5.50%            5.86%            5.87%


SUBSIDIARY AND OTHER ACTIVITIES

     As a federally chartered savings and loan association, Midwest Federal is permitted by OTS regulations to invest up to 2% of its assets, or $3.2 million at December 31, 1998, in the stock of, or unsecured loans to, service corporation subsidiaries. As of such date, the net book value of Midwest Federal's investment in, and unsecured loans to, its service corporation was $26,273. Midwest Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

     Midwest Federal has one active wholly owned subsidiary, Midwest Financial Products, Inc. ("MFP"), engaged in the sale of tax-deferred annuities and other financial products. For the year ended December 31, 1998, MFP had a net loss of $426. MFP has an expense-sharing agreement with Midwest Federal whereby MFP reimburses Midwest Federal for its share of common expenses such as personnel and occupancy expenses. This expense reimbursement is paid quarterly.

     At December 31, 1998, the Association had an equity investment in MFP of $26,273 (equal to its $100 capital plus $26,173 retained earnings), with no loans outstanding.

REGULATION

     GENERAL. Midwest Federal is a federally chartered stock savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Midwest Federal is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLBank of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of Midwest Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF"), are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Midwest Federal.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midwest Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular examinations of the Association by the OTS and the FDIC were as of October 2, 1997 and November 30, 1991, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Midwest Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Midwest Federal's OTS assessment for the fiscal year ended December 31, 1998, was $46,275.

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

     In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. As of December 31, 1998, Midwest Federal is in compliance with the noted restrictions.

     The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Association's lending limit under this restriction was approximately $1.6 million. As of December 31, 1998, Midwest Federal is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF-insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for this purpose. At December 31, 1998, Midwest Federal had no unamortized purchased mortgage servicing rights which were required to be deducted from tangible capital. At December 31, 1998, Midwest Federal had no intangible assets which were subject to these tests.

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

     At December 31, 1998, the Association had tangible capital of $10.8 million, or 6.7% of adjusted total assets, which is approximately $8.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1998, the Association had no intangibles which were subject to these tests.

     At December 31, 1998, the Association had core capital equal to $10.8 million, or 6.7% of adjusted total assets, which is $6.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, Midwest Federal had $480,000 of general loss reserves, which was less than 1.25% of risk-weighted assets that qualify as supplementary capital. As a result, all of such reserves may be used to satisfy the capital requirement.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Midwest Federal had no such exclusions from capital and assets at December 31, 1998.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     OTS regulations also require that savings associations with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

     On December 31, 1998, the Association had total risk-based capital of $11.3 million (including $10.8 million in core capital and $480,000 in qualifying supplementary capital) and risk-weighted assets of $73.0 million (and no converted off-balance sheet assets); or total capital of 15.5% of risk-weighted assets. This amount was $5.5 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (I.E., Tier 1 risk- based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (I.E., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

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

     Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At December 31, 1998, the Association was in compliance with the requirement, with an overall liquid asset ratio of 8.52%.

     ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Midwest Federal is in compliance with these amended rules.

     OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701 (a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Association met the test and has always met the test since its effectiveness.

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

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Midwest Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Midwest Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1998, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Midwest Federal is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1998, Midwest Federal had $2.2 million in FHLB stock, which was in compliance with this requirement. In the past years, the Association has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.25% and were 6.63% for calendar year 1998.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in Midwest Federal's capital.

     For the year ended December 31, 1998, dividends paid by the FHLB of Des Moines to Midwest Federal totaled $140,526, which constituted a $3,347 increase from the amount of dividends received in 1997. The $36,044 dividend received for the quarter ended December 31, 1998 reflects an annualized rate of 6.50%, compared to a rate of 7.00% for calendar 1997.

     FEDERAL AND STATE TAXATION.

     FEDERAL TAXATION. Savings associations such as the Association that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1998, provided the institution meets certain residential lending requirements. At December 31, 1998, the Association had approximately $3,745 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previous established so there will be no effect on future net income.

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

     A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1998, the portion of the Association's reserves subject to this treatment for tax purposes totaled approximately $2,819,000.

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

     The Association attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions and commercial banks located in the same communities. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. Automated teller machine ("ATM") facilities are available at the main office in Burlington, at its office in Wal- Mart in West Burlington and at the Ft. Madison and Wapello branches. The Association also has one off-site drive-up ATM located at a convenience store in West Burlington. The Association estimates its share of the savings market in its primary market area to be approximately 10%.

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

     The following information as to the business experience during the last five years is supplied with respect to executive officers of the Association who do not serve on the Company's or Association's Board of Directors.

     THOMAS A. JACOBS - Mr. Jacobs, age 49, is Senior Vice President in charge of loan operations for the Association. His primary responsibilities include overall administration of the Association's lending operations, including real estate, consumer and commercial lending. Mr. Jacobs joined the Association in 1984 and served in several capacities in the Association's lending department prior to being promoted to his present position in 1989.

     DENNIS L. DIETZMAN - Mr. Dietzman, age 49, joined the Association in 1988 as Vice President and marketing and business development manager. Mr. Dietzman is primarily responsible for planning and directing the Association's marketing function as well as establishing marketing objectives and programs designed to promote the growth of the Association. In addition, Mr. Dietzman serves as managing officer of MFP. Prior to joining Midwest Federal, Mr. Dietzman served as a Vice President, Consumer Loan Manager and Marketing Director of Hawkeye Bank & Trust for 15 years.

     MICHELE L. SCHNICKER - Ms. Schnicker, age 38, has been Vice President in charge of data processing and customer service operations with the Association since 1989. In this capacity, she is responsible for the overall administration of operations and data processing of the Association. Ms. Schnicker has been employed by the Association since 1980.

EMPLOYEES

     At December 31, 1998, the Association and its subsidiaries had a total of 43 employees, including 3 part-time employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The following table sets forth information relating to each of the Association's current offices. The total net book value of the Association's premises and equipment at December 31, 1998 was $2.4 million.


                             Date
                           Acquired/         Owned or         Net Book Value
Location                 Lease Expires        Leased       At December 31, 1998
--------                 -------------        ------       --------------------
                                                             (In Thousands)
MAIN OFFICE:

3225 Division Street         1974             Owned              $1,211
Burlington, IA

BRANCH OFFICES:

323 Jefferson Street         1974             Owned                 177
Burlington, IA

926 Avenue G                 1975             Owned                 242
Ft. Madison IA

Highway 61                   1974             Owned                  29
Wapello, IA

Wal-Mart                     2002(2)          Leased                179
324 W. Agency Road
West Burlington, IA

------------------
(1)  Includes 319 Jefferson Street.
(2)  Plus a five year option to extend.


     The Association maintains depositor and borrower customer files on an on-line basis with the FiServ, West Des Moines, Iowa. The net book value of the data processing and computer equipment utilized by the Association at December 31, 1998 was $191,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol "MWBI." As of December 31, 1998, the Company had approximately 320 stockholders of record and 1,077,738 outstanding shares of common stock.

     The table below shows the range of high and low bid prices for the common stock as well as information regarding the Company's payment of dividends with all such prices and dividends adjusted to reflect the three-for-one stock split effective November 18, 1997. The bid prices do not necessarily represent actual transactions and do not include retail markups, markdowns or commissions. Beginning with the first quarter of 1993, the Company has paid quarterly cash dividends to stockholders and intends to continue paying quarterly dividends, dependent on the future earnings and financial condition of the Company as well as other relevant factors. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Midwest Federal Savings and Loan Association of Eastern Iowa, which are subject to regulation and the Association's continued compliance with all regulatory capital requirements. The Company is also subject to the requirements of Delaware law, which generally limits dividends to an amount in excess of a corporation's net assets over paid-in capital, or, if there is no such excess, to its net profits for the current and immediately preceding fiscal year.

                                       Bid
                          ------------------------------          Dividends Per
Quarter Ended              High                    Low            Share Declared
-------------             ------                --------          --------------

   03/31/97               $10.00                $  8.75               $0.05
   06/30/97                10.67                   9.33                0.05
   09/30/97                13.58                  10.42                0.06
   12/31/97                18.37                  13.50                0.06
   03/31/98                18.25                  16.00                0.07
   06/30/98                17.00                  14.50                0.08
   09/30/98                15.25                  10.75                0.09
   12/31/98                12.75                  11.75                0.10


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Midwest Bancshares, Inc. ("Midwest" or the "Company") was formed in July of 1992 by Midwest Federal Savings and Loan Association of Eastern Iowa (the "Association") to become the thrift institution holding company of the Association. The acquisition of the Association by the Company was consummated on November 10, 1992 in connection with the Association's conversion from the mutual to the stock form of ownership (the "Conversion").

     Historically, the primary business of the Company has consisted of attracting deposits from the general public and using such funds, along with other borrowed funds, as necessary, to provide financing for the purchase of residential properties. The operations of the Company are significantly affected by prevailing economic conditions, as well as by government policies and regulations relating to monetary and fiscal affairs, housing and financial institutions.

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

     The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the year 2000. Based on the Company's current knowledge, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations . The Company estimates that it has spent approximately $20,000 through December 31, 1998 on the awareness, assessment, renovation, and validation phases of its year 2000 effort. The Company is well into the validation (testing) phase with its outside data processing service bureau and will complete testing by the second quarter of 1999. To date, the test results from the data processing bureau have been used to verify that all mission critical systems with the bureau are currently year 2000 compliant or to determine what needs to be done to make them compliant.

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

FINANCIAL CONDITION

     Total assets increased by $14.6 million to $162.3 million at December 31, 1998 compared to $147.7 million at December 31, 1997. Total loans receivable increased $5.0 million to $96.3 million at December 31, 1998 from $91.3 million at December 31, 1997. During 1998, the Association originated $34.3 million in loans while loan repayments totaled $20.7 million. This compares with $21.9 million in originations and $15.8 million in repayments in fiscal 1997. Of the loans originated in 1998 and 1997, $9.4 million and $3.1 million, respectively, represented refinancings of existing loans. Loan originations were up due to favorable lending rates and generally good economic conditions for borrowers during 1998. The Company also purchased $1.2 million in loans in 1998 compared with $7.0 million in 1997.

     Investment securities held to maturity increased to $21.8 million at December 31, 1998 from $19.8 million at December 31, 1997. Securities available for sale increased to $33.8 million at December 31, 1998 from $27.9 million at December 31, 1997, due to purchases of securities for both the held to maturity portfolio and the available for sale portfolio.

     Total deposits increased from $105.3 million at December 31, 1997 to $106.0 million at December 31, 1998. Advances from the FHLB increased from $30.5 million at December 31, 1997 to $43.0 million at December 31, 1998, due to new advances of $33.7 million (net of $21.2 million of repayments).

     The Company's ratio of non-performing assets to total assets decreased to 0.22% at December 31, 1998 from 0.73% at December 31, 1997. Total non-performing assets decreased $720,000 to $364,000 at December 31, 1998. The majority of non-performing assets consist of one- to four- family residential loans and real estate owned.

RESULTS OF OPERATIONS

     The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Association, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

     The Company's interest expense has been a product of the interest paid on deposits and borrowed funds. The Association emphasizes and promotes its consumer and passbook, money market and NOW accounts, principally from its market area. The NOW accounts tend to be less susceptible to rapid changes in volume and interest rate.

     The Company's net income has also been affected by, among other things, gains and losses on sales of loans, mortgage-backed securities and investments, provisions for possible loan losses, service charge fees, subsidiary activities, operating expenses and income taxes. Midwest Financial Products, Inc., a wholly owned subsidiary of the Association, generates revenues through the sale of tax-deferred annuities and other financial products to its customers.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     GENERAL. The Company had net earnings of $1,372,000 in 1998 compared to $1,265,000 in 1997, an increase of approximately $107,000, or 8.5%. The increase in net earnings was primarily a result of an increase in net interest income, an increase in fees and service charges, and an increase in other non-interest income as a result of recognizing a previously-deferred gain of $135,000 (pre-tax) on the sale of the Association's mortgage-banking subsidiary, partially offset by an increase in non-interest expense and a decrease in gain on the sale of securities.

     NET INTEREST INCOME. Net interest income increased by $85,000 to $4,115,000 in 1998 from $4,030,000 in 1997. The increase in net interest income was primarily the result of the Association's growth in earning assets as the net interest margin actually decreased from 2.89% in 1997 to 2.83% in 1998. For the year ended December 31, 1998, the Company's interest rate spread decreased four basis points from 2.63% in 1997 to 2.59% in 1998. The increase in net interest income on a tax equivalent basis was approximately $276,000 due to the fact that the 1998 period included considerably more interest income on tax-exempt municipal bonds. (See also the discussion of "TAXES ON INCOME" below. The net interest rate spread and net interest margin ratios have been calculated on a tax-equivalent basis.

     During fiscal 1998, average interest-earning assets increased by approximately $12.6 million over the 1997 average balances. The increase in average interest-earning assets was primarily due to an increase in loans receivable and an increase in investment securities and was the result of a planned growth strategy in an effort to increase net interest income. The average yield on interest-earning assets decreased by twelve basis points during 1998 compared to 1997. The decrease in average yield was primarily due to loan refinance activity and investment purchases at rates which were generally lower in response to lower market interest rates.

     During fiscal 1998, average interest-bearing liabilities increased by approximately $12.3 million, primarily due to an increase in borrowings from the FHLB. The average rate paid on interest-bearing liabilities decreased eight basis points compared to 1997. The decrease in average rate paid was primarily due to deposits and FHLB advances repricing to lower rates offered in response to lower market interest rates. The Company increased its borrowing from the FHLB to fund asset growth, at rates which were generally higher than the overall cost of deposits.

     PROVISION FOR LOSSES ON LOANS. The provision for losses on loans remained constant at $48,000 for both 1998 and 1997. The amount of provision was a result of the determination by management to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At December 31, 1998 and 1997, the Company's allowance for losses on loans totaled $480,000 and $568,000, respectively, or 0.49% and 0.61% of total loans, excluding mortgage-backed securities, and 279.07% and 73.86% of total non-performing loans, respectively. The decline in the former ratio was impacted by charge-offs in 1998, primarily as a result of the foreclosure of two multi-family properties, with the first resulting in a charge-off of $120,000. This property, combined with another related multi-family participation loan, made up the majority of the non-performing assets in 1997. These properties were sold in 1998 and accounted for $120,000 and $158,000, respectively, of total net-charge-offs of $136,000 and $166,000 for the years ended December 31, 1998 and 1997, respectively. Excluding these large, unusual charge-offs, the $48,000 provision appears adequate to absorb normal loan losses when added to the remaining allowance.

     NON-INTEREST INCOME. Total non-interest income increased by $110,000 for 1998 compared to 1997. The increase was primarily due to (i) an increase of $94,000 in fees and service charges, primarily as a result of increased transaction volumes; and (ii) an increase in other non-interest income as a result of recognizing a previously-deferred gain of $135,000 (pre-tax) on the sale of the Association's mortgage-banking subsidiary; partially offset by a $102,000 decrease in gain on the sale of securities.

     NON-INTEREST EXPENSES. Total non-interest expenses increased by $228,000 for 1998 compared to 1997. The increase was primarily due to increases of $63,000 in compensation and benefits expense, $58,000 in office property and equipment, and $87,000 in other non-interest expenses. These increases were primarily due to start-up costs of the Company's new branch office in the Wal-Mart Supercenter located in West Burlington, Iowa, which opened for business in December of 1997.

     TAXES ON INCOME. Taxes on income decreased $140,000 for 1998 compared to 1997, primarily due to increased investment in tax-exempt securities, which resulted in approximately $207,000 of tax benefit for 1998 compared to $16,000 for 1997. Taxes on income would have increased if not for the tax-exempt interest income on investments discussed above at "NET INTEREST INCOME."

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     GENERAL. The Company had net earnings of $1,265,000 in 1997 compared to $630,000 in 1996, an increase of approximately $635,000. The increase in net earnings was primarily due to: (i) reduced operating expenses as a result of the $671,000 FDIC special assessment in the quarter ended September 30, 1996, and subsequent reduction in FDIC insurance premiums; (ii) increased net interest income, due to earning asset growth; and (iii) increased non-interest income, primarily due to pre-tax gain of $220,000 on the sale of securities for 1997 compared to $45,000 for 1996, and increased fee income due to a revised fee structure, partially offset by a $50,000 reduction in the $59,000 pre-tax gain distribution from the Company's data processor reported in 1996, which totaled $9,000 in 1997.

     Excluding the unusual or non-recurring items from net earnings, such as the $671,000 FDIC special assessment, the gains on sales of securities, and the distributions from the Company's data processor, "core" net earnings would have been approximately $1,112,000 in 1997, compared to $986,000 in 1996.

     NET INTEREST INCOME. Net interest income increase by $110,000 to $4,030,000 in 1997 from $3,920,000 in 1996. The increase in net interest income was primarily the result of the Association's growth in earning assets as the net interest margin actually decreased from 2.94% in 1996 to 2.89% in 1997. For the year ended December 31, 1997, the Company's average interest rate spread decreased five basis points from 2.68% in 1996 to 2.63% in 1997.

     During fiscal 1997, average interest-earning assets increased by approximately $6.8 million over the 1996 average balances. The increase in average interest-assets was primarily due to an increase in loans receivable as the Association successfully deployed cash flow into lending. The average yield on interest-earning assets increased by six basis points during 1997 compared to 1996. The increase in average yield was primarily due to loan originations and purchases at rates which are generally higher than investment securities.

     During fiscal 1997, average interest-bearing liabilities increased by approximately $6.7 million, primarily due to an increase of $3.5 million in average deposits and an increase of $3.2 million in average borrowings from the FHLB. The average rate paid on interest-bearing liabilities increased eleven basis points compared to 1996. The increase in average rate paid was primarily due to time deposits repricing to higher rates offered in response to marketplace competition and due to increased FHLB advances. The Company increased its borrowing from the FHLB to fund asset growth, at rates which were generally higher than the overall cost of deposits.

     PROVISION FOR LOSSES ON LOANS. The provision for losses on loans remained constant at $48,000 for both 1997 and 1996. The amount of provision was a result of the determination by management to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At December 31, 1997 and 1996, the Company's allowance for losses on loans totaled $568,000 and $686,000, respectively, or 0.61% and 0.82% of total loans, excluding mortgage-backed securities, and 73.86% and 61.25% of total non-performing loans, respectively. The decline in the former ratio was impacted by charge-offs in 1997, primarily a result of foreclosure of one multi-family property, resulting in a charge-off of $158,000. This property, now in real estate owned, with a carrying value of $315,000 combined with two related multi-family participation loans totaling $399,000, also in foreclosure, makes up the majority of the nonperforming assets. The Company had net charge-offs of $166,000 and $38,000 for the years ended December 31, 1997 and 1996, respectively.

     NON-INTEREST INCOME. Total non-interest income increased by $205,000 for 1997 compared to 1996. The increase was primarily due to an increase of $175,000 in gains on the sales of securities and due to an increase of $103,000 in fees and service charges, primarily as a result of a new fee schedule implemented in September 1996. These increases were partially offset by a $50,000 decrease in the amount recognized as gain from the sale of the Association's share of their data processing cooperative.

     NON-INTEREST EXPENSES. Total non-interest expenses decreased by $636,000 for 1997 compared to 1996. The decrease was primarily due to the Deposit Insurance Funds Act of 1996 passed on September 30, 1996. The legislation resulted in a one-time pre-tax charge of approximately $671,000 in 1996, representing a special assessment of 65.7 basis points on the Association's deposits held as of March 31, 1995 to recapitalize the SAIF insurance fund. As a result of the special assessment, the SAIF is fully funded. Therefore, the Company's ongoing FDIC premiums were reduced, resulting in a $183,000 decrease in premiums in 1997 as compared to 1996. Partially offsetting these decreases were increases of $104,000 in compensation and benefits expense, $16,000 in office property and equipment, and $99,000 in other non-interest expenses. These increases in expenses are, in part, due to start-up costs of the Company's new branch office in the Wal-Mart Supercenter located in West Burlington, Iowa, which opened for business in December of 1997.

     TAXES ON INCOME. Taxes on income increased $315,000 for 1997 compared to 1996, primarily due to increased taxable income, partially offset by the effect of investing in tax-exempt municipal bonds for the first time in 1997, resulting in approximately $16,000 of tax benefit for 1997.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are daily average balances and include the balances of non-accruing loans. The yields and costs for the periods indicated include fees which are considered adjustments to yields.

                                                                                              Year Ended December 31,
                                                           -------------------------------------------------------------------------
                                                                             1998                                  1997
                                                           -------------------------------------  ----------------------------------
                                            Yield/Rate at    Average       Interest                 Average     Interest
                                            December 31,   Outstanding      Earned/      Yield/   Outstanding    Earned/      Yield/
                                                1998         Balance         Paid        Rate       Balance       Paid        Rate
                                            -------------  -----------     ---------     ------   -----------   ---------     ------
                                                                                (Dollars in Thousands)
Interest-Earning Assets:

 Loans receivable..........................      7.79%     $  93,895       $  7,537       8.03%     $ 87,358     $  7,075      8.10%
 Mortgage-backed securities................      6.71         23,501          1,672       7.11        27,612        1,951      7.07
 Investment securities(1)..................      6.58         30,887          2,101       6.80        21,372        1,528      7.15
 Deposits in other banks...................      4.56          2,037             99       4.84         1,562           75      4.82
 Other interest-earning  assets............      6.50          2,121            140       6.62         1,960          137      7.00
                                                            --------       --------                 --------     --------
   Total interest-earning assets...........      7.31        152,441         11,549       7.58       139,864       10,766      7.70
                                                -----       --------       --------       ----      --------     --------     -----

Interest-Bearing Liabilities:
  Savings deposits, money market
   deposit and NOW accounts................      2.63      $  30,654       $    844       2.75        30,162          870      2.88
  Time deposits............................      5.45         73,555          4,081       5.55        74,042        4,169      5.63
                                                            --------       --------                 --------     --------
    Total deposits.........................      4.62        104,209          4,925       4.73       104,204        5,039      4.84

  FHLB advances and other borrowings.......      5.50         40,755          2,302       5.65        28,451        1,681      5.91
                                                            --------       --------                 --------     --------
    Total interest-bearing liabilities.....      4.90       $144,964          7,227       4.99      $132,655     $  6,720      5.07
                                                -----       --------       --------       ----      --------     --------     -----
Net interest income; interest rate
  spread...................................      2.41%                      $ 4,322       2.59%                  $  4,046      2.63%
                                                =====                       =======       ====                   ========     =====
Net earning assets/net interest margin(2)..               $    7,477                      2.83%     $  7,209                   2.89%
                                                          ==========                      ====      ========                  =====
Average interest-earning assets to
   average interest-bearing liabilities....                   105.2%                                  105.4%
                                                              =====                                  ======

                                                         Year Ended December 31,
                                            --------------------------------------------
                                                                  1996
                                            --------------------------------------------
                                              Average          Interest
                                            Outstanding        Earned/           Yield
                                              Balance            Paid            Rate
                                            -----------        --------          ------
(Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable..........................  $ 79,219          $ 6,444            8.13%
 Mortgage-backed securities................    30,841            2,162            7.01
 Investment securities(1)..................    19,654            1,351            6.87
 Deposits in other banks...................     1,401               69            4.90
 Other interest-earning  assets............     1,960              137            7.00
                                             --------          -------
   Total interest-earning assets...........   133,075           10,163            7.64
                                             --------           ------            ----

Interest-Bearing Liabilities:
  Savings deposits, money market
   deposit and NOW accounts................  $ 29,562          $   864            2.92
  Time deposits............................    71,104            3,863            5.43
                                             --------           ------
    Total deposits.........................   100,666            4,727            4.70

  FHLB advances and other borrowings.......    25,256            1,516            6.00
                                             --------           ------
    Total interest-bearing liabilities.....  $125,922            6,243            4.96
                                             --------           ------            ----
Net interest income; interest rate
  spread...................................                    $ 3,920            2.68%
                                                               =======            ====
Net earning assets/net interest margin(2)..  $  7,153                             2.94%
                                             ========                             ====
Average interest-earning assets to
   average interest-bearing liabilities....    105.7%
                                               =====

------------
(1) Interest income and yield/rate on tax-exempt securities are presented on a tax-equivalent basis utilizing a federal tax rate of 34%, resulting in additional earnings of $207,000 for 1998, $16,000 for 1997 and none for 1996.
(2) Net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The following table presents the extent to which changes in volume and changes in interest rates of interest-earning assets and interest-bearing liabilities have affected the Association's interest income and interest expense during the periods indicated. The table distinguishes between the changes related to higher outstanding balances and that due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (I.E., changes in volume multiplied by old rate) and (ii) changes in rate (I.E., changes in rate multiplied by old volume). Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

                                                                      Year Ended December 31,
                                             --------------------------------------------------------------------
                                                       1998 vs. 1997                      1997 vs. 1996
                                             --------------------------------   ---------------------------------
                                                                        (Dollars in Thousands)
                                                   Increase                           Increase
                                                  (Decrease)                         (Decrease)
                                                    Due to            Total            Due to             Total
                                             ------------------     Increase    -------------------     Increase
                                             Volume       Rate     (Decrease)   Volume        Rate     (Decrease)
                                             ------      ------    ----------   ------       ------    ----------
Interest-Earning Assets:
 Loans receivable .....................      $ 524       $ (62)      $ 462       $ 659       $ (28)      $ 631
 Mortgage-backed securities ...........       (293)         14        (279)       (228)         17        (211)
 Investment securities ................        643         (70)        573         121          56         177
 Deposits in other banks ..............         23           1          24           8          (2)          6
 Other interest-earning assets ........         10          (7)          3          --          --          --
                                             -----       -----       -----       -----       -----       -----

   Total interest-earning assets ......        907        (124)        783         560          43         603
                                             -----       -----       -----       -----       -----       -----

Interest-Bearing Liabilities:
 Savings deposits, money market deposit
  and NOW accounts ....................         14         (40)        (26)         17         (11)          6
 Time deposits ........................        (27)        (61)        (88)        163         143         306
                                             -----       -----       -----       -----       -----       -----
   Total deposits .....................        (13)       (101)       (114)        180         132         312
 FHLB advances and other borrowings ...        691         (70)        621         188         (23)        165
                                             -----       -----       -----       -----       -----       -----
   Total interest-bearing liabilities .        678        (171)        507         368         109         477
                                             -----       -----       -----       -----       -----       -----
Net change in net interest income .....      $ 229       $  47       $ 276       $ 192       $ (66)      $ 126
                                             =====       =====       =====       =====       =====       =====

ASSET/LIABILITY MANAGEMENT

     The Association, like other thrift institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets, a portion of which consists of long-term, fixed-rate loans and securities. As a continuing part of its strategy, the Association considers methods of managing this asset/liability mismatch, consistent with maintaining acceptable levels of net interest income.

     The Association has an Asset/Liability Committee composed principally of its President and the lending and finance department heads. The responsibilities of this Committee are to assess the Association's asset/liability mix and to recommend strategies to the Board of Directors that will enhance income while managing the Association's vulnerability to changes in interest rates.

     In managing its asset/liability mix, the Association, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place greater emphasis on maximizing its net interest margin than on matching the interest rate sensitivity of its assets and liabilities, in an effort to improve its spread. Management believes that the increased net income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased vulnerability to sudden and unexpected increases in interest rates which can result from such a mismatch.

     A negative gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within such period is less than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a negative gap generally experiences a greater decrease in the cost of its liabilities than in the yield on its assets. Conversely, a rising interest rate environment will generally have an unfavorable impact on an institution with a negative gap because its cost of funds will generally increase more than the yield on its assets. Changes in interest rates generally have the opposite effect on an institution with a positive gap. A declining interest rate environment imposes risks on an institution with a positive gap, because the decreased yield on its assets generally will exceed the decreased cost of its liabilities.

     The following table sets forth the repricing periods of the Association's interest-earning assets and interest-bearing liabilities at December 31, 1998 and the Association's interest rate sensitivity "gap" percentages at the dates indicated. The interest rate sensitivity gap is defined as the amount by which assets repricing within the respective periods exceed liabilities repricing within such periods. One- to four-family fixed-rate mortgage loans and mortgage-backed securities are assumed to prepay at annual rates ranging from 10% to 33% per year, depending on the stated interest rate. Adjustable-rate mortgage loans are assumed to prepay at a rate of 8% to 9% per year, depending on the property type and index rate the loan is priced on. All other loans are assumed to prepay at a rate of 8%. Securities with call features are assumed to be extended to maturity and not called, which is unlikely over the life of the security. However, it presents a worst case scenario for gap analysis. Passbook accounts are assumed to be withdrawn at annual rates of 17%, 17%, 17%, 16% and 14%, respectively, during the periods shown. Money market deposit accounts are assumed to reprice immediately in the first period. Finally, transaction accounts are assumed to decay at annual rates of 37%, 37%, 32%, 17% and 17%, respectively, in each of the periods shown. All prepayment and liability repricing assumptions are the most recent supplied by the FHLB of Des Moines, Iowa, based on a model for the quarter ended December 31, 1998.

     The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index, (2) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates, or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates.

     The following table sets forth the interest rate sensitivity of the Association's assets and liabilities (excluding non-performing assets) and certain associated weighted average yields and costs at December 31, 1998 on the basis of the factors and assumptions set forth above.

                                                                                           Maturing or Repricing
                                                                 -------------------------------------------------------------------
                                                                                                                        Over 1-3
                                                                          0-3 Months                   4-12 Months        Years
                                                                 -------------------------    ----------------------    ---------
                                                                    Amount          Rate         Amount       Rate       Amount
                                                                 -------------------------    ----------     -------    ---------
                                                                                                    (Dollars in Thousands)
Fixed-rate one- to four-family (including
mortgage-backed securities), commercial/multi-
  family real estate and construction loans......................$    3,928          7.22%    $  10,797        7.44%    $ 26,925

Adjustable-rate one- to four-family (including
  mortgage-backed securities), commercial/multi-
  family real estate and construction loans......................     7,217          7.68        15,392        7.80       10,657

Consumer and other loans.........................................     1,002          8.59         2,909        8.59        6,310

Investment securities and other..................................     5,634          5.33         2,015        5.28        3,005
                                                                 ----------                   ---------                 --------
     Total interest-earning assets...............................    17,781          6.94        31,113        7.49       46,897
                                                                 ----------                   ---------                 --------

Savings deposits, money market deposit and NOW
  accounts, excluding non-interest bearing checking
  accounts.......................................................    15,918          3.54         3,104        1.44        6,421
Time deposits....................................................    12,967          5.00        32,494        5.51       25,925
                                                                 ----------                   ---------                 --------
  Total interest-bearing deposits................................    28,885          4.20        35,598        5.16       32,346
FHLB advances....................................................     2,000          6.15            --          --       12,000
                                                                 ----------                   ---------                 --------
     Total interest-bearing liabilities..........................    30,885          4.33        35,598        5.16       44,346
                                                                 ----------                   ---------                 --------

Interest-earning assets less interest-bearing
  liabilities....................................................$  (13,104)                  $  (4,485)                $  2,551
                                                                 ==========                   =========                 ========
Cumulative interest rate sensitivity gap.........................$  (13,104)                  $ (17,589)                $(15,038)
                                                                 ==========                   =========                 ========
Cumulative interest rate sensitivity gap as a
  percentage of total assets at December 31, 1998................    (8.1)%                     (10.8)%                   (9.3)%
                                                                    =====                       =====                     ====
Cumulative interest rate sensitivity gap as a percentage of
   total assets at December 31, 1997 ............................   (13.2)%                     (20.0)%
                                                                    =====                       =====
Cumulative interest rate sensitivity gap as a percentage of
   total assets at December 31, 1996.............................    (9.2)%                     (10.9)%
                                                                    =====                       =====
Cumulative interest rate sensitivity gap as a percentage of
   total assets at December 31, 1995.............................      7.1%                        1.9%
                                                                     =====                       =====
Cumulative interest rate sensitivity gap as a percentage of
  total assets at December 31, 1994.............................      (.5)%                        9.1%
                                                                      ====                         ===


                                                                                Maturing or Repricing
                                                                 -------------------------------------------------
                                                                    Over 3-5             Over
                                                                      Years             5 Years            Total
                                                                    --------           --------          ---------
                                                                     Amount             Amount             Amount
                                                                    --------           --------          ---------
                                                                                          (Dollars in Thousands)
Fixed-rate one- to four-family (including
mortgage-backed securities), commercial/multi-
  family real estate and construction loans......................   $  8,036           $10,754           $ 60,440

Adjustable-rate one- to four-family (including
  mortgage-backed securities), commercial/multi-
  family real estate and construction loans......................      2,692            12,880             48,838

Consumer and other loans.........................................      2,616             1,673             14,510

Investment securities and other..................................      5,359            17,308             33,321
                                                                    --------            ------           --------
     Total interest-earning assets...............................     18,703            42,615            157,109
                                                                    --------            ------           --------

Savings deposits, money market deposit and NOW
  accounts, excluding non-interest bearing checking
  accounts.......................................................      2,693             3,629             31,765
Time deposits....................................................      1,046             1,206             73,638
                                                                    --------           -------           --------
  Total interest-bearing deposits................................      3,739             4,835            105,403
FHLB advances....................................................     10,000            19,000             43,000
                                                                    --------            ------           --------
     Total interest-bearing liabilities..........................     13,739            23,835            148,403
                                                                    --------            ------           --------

Interest-earning assets less interest-bearing
  liabilities....................................................   $  4,964           $18,780           $  8,706
                                                                    ========           =======           ========
Cumulative interest rate sensitivity gap.........................   $(10,074)          $ 8,706
                                                                    ========           =======
Cumulative interest rate sensitivity gap as a
  percentage of total assets at December 31, 1998................     (6.2)%              5.4%
                                                                      ====               ====
Cumulative interest rate sensitivity gap as a percentage of
   total assets at December 31, 1997 ............................

Cumulative interest rate sensitivity gap as a percentage of
   total assets at December 31, 1996.............................

Cumulative interest rate sensitivity gap as a percentage of
   total assets at December 31, 1995.............................

Cumulative interest rate sensitivity gap as a percentage of

  total assets at December 31, 1994..............................


     The shift in the Association's one-year gap from a negative 20.0% at December 31, 1997 to a negative 10.8% at December 31, 1998 was primarily due to the decrease in the amount of FHLB advances maturing or repricing in one year or less to $2.0 million in 1998 from $14.5 million in 1997.

     Office of Thrift Supervision ("OTS") regulations currently provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Beginning July 1, 1994, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12%, such as Midwest Federal, is exempt from this requirement unless the OTS determines otherwise. At December 31, 1998, 2% of the present value of the Association's assets was approximately $3.3 million, which was more than $0.9 million, the amount of the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association would not have been required to make a deduction from total capital in calculating its risk-based capital requirement, had the requirement been applicable to the Association.

     The Board of Directors dictates acceptable limits on the amount of change in NPV given certain changes in interest rates. Presented below, as of December 31, 1998, is an analysis of the Association's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. Assumptions used in calculating the amounts in this table are OTS assumptions.


        Change In                         Net Portfolio Value
      Interest Rate     ----------------------------------------------------
     (Basis Points)     $ Amount            $ Change             % Change
----------------------------------------------------------------------------
                             (Dollars in Thousands)

      +400             $  9,337              $(3,256)               (26)%
      +300               10,631               (1,962)               (16)
      +200               11,660                 (932)                (7)
      +100               12,363                 (229)                (2)
         0               12,592                   --                 --
      -100               12,369                 (223)                (2)
      -200               12,006                 (586)                (5)
      -300               11,898                 (695)                (6)
      -400               11,694                 (898)                (7)

     Management's policy involves structuring the Company's assets and liabilities to accept modest exposure to interest rate risk. In the event of a 400 basis point change in interest rates, the Association would experience a 7% decrease in NPV in a declining rate environment and a 26% decrease in a rising rate environment. During periods of rising rates, the value of monetary assets and monetary liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (I.E., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement due to embedded options in loan contracts and callable securities).

     Certain shortcomings are inherent in the methods of analysis presented in the "gap" and NPV tables presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain investment securities with call option features are not adequately modeled by the gap table or the OTS model. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing tables.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are deposits, borrowings (including FHLB advances), amortization and prepayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, competition, and, most recently, the restructuring of the thrift industry. The Company generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay deposit rates that are as high as those of its competitors, and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

     Federal regulations require the Association to maintain a minimum level of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Association has historically maintained its liquidity ratio at levels in excess of those required. For December 1998, the Association's liquidity ratio was 8.5%, compared to 8.1% for December 1997. The increase in the Association's liquidity ratio was the result, in part, of the increase in cash and cash equivalents, as a result of the maturity and call of investment securities which was temporarily not reinvested at year end. It is management's intent to continue its efforts to deploy excess liquidity into mortgage and other loans and participations; however, the success of such efforts is dependent upon the availability of favorable lending opportunities.

     During fiscal 1998, the primary source of cash from operating activities was net income, and the net cash provided by operating activities was $1.4 million.

     The primary investing activities of the Company are lending and purchasing loans, mortgage-backed securities and investment securities. Loan originations, net of principal repayments, used $4.5 million during the year ended December 31, 1998. Loan purchases used $1.2 million during the year ended December 31, 1998. There were $12.0 million mortgage-backed securities purchased, while mortgage-backed securities principal repayments totaled $10.2 million. Purchases of investment securities of $33.2 million were partially offset by maturities of $20.0 million during the year ended December 31, 1998. Proceeds from the sale of investment securities provided $7.3 million. If general interest rates decline, the Company would expect to experience an increase in prepayments, particularly in its investment securities with call option features, adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. The increased funds from this source could not necessarily be re-invested at yields and on terms which would allow the Company to maintain the net interest margins the Company has experienced during recent periods.

     The primary financing activity of the Company is deposits. For the year ended December 31, 1998 deposits grew by $0.7 million. The Company also utilizes advances from the FHLB, and increased such advances by $12.5 million in 1998.

     Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) the projected amount of loans and mortgage-backed securities held for sale by the Company, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and
(v) the objective of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB.

     The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1998 the Company had outstanding commitments to extend credit and purchase loans which amounted to $3.7 million and no commitments to sell loans or participations in loans. See Note 3 of the Notes to Consolidated Financial Statements.

     Certificates of deposit scheduled to mature in one year or less at December 31, 1998 totaled approximately $45.5 million. Based on the level of retention of such deposits in the recent past, management believes that a significant portion of such deposits will remain with the Company. At December 31, 1998, the Company had $43.0 million of advances outstanding from the FHLB of Des Moines.

     At December 31, 1998, the Company's stockholders' equity totaled $12.0 million, or 7.41% of assets. During the past several years, the capital requirements applicable to all savings institutions, including the Association, have been substantially increased. At December 31, 1998, the Association was in compliance with all three of its regulatory capital requirements.

     At December 31, 1998, the Association had tangible and core capital of $10,847,000, or 6.72% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, respectively, by $8,424,000 and $6,001,000, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of December 31, 1998, the Association had risk-weighted assets of $72,977,000, a risk-based requirement of $5,838,000 and risk-based capital of $11,327,000, or 15.52%, which exceeds the requirement by $5,489,000.

                                             Tangible      Core      Risk-based
                                             Capital      Capital      Capital
                                             -------      -------      -------
                                                    (Dollars In Thousands)

Association's capital ...................    $10,847      $10,847      $10,847
Additional capital - general allowances..         --           --          480
                                             -------      -------      -------
Regulatory capital ......................     10,847       10,847       11,327
Minimum capital requirement .............      2,423        4,846        5,838
                                             -------      -------      -------
Excess regulatory capital ...............    $ 8,424      $ 6,001      $ 5,489
                                             =======      =======      =======

     The unrealized gain on investments available for sale, which is a component of stockholders' equity, is a result of the application of Statement No. 115 of the Financial Accounting Standards Board. At December 31, 1998, the net unrealized gain of $420,000, up from $373,000 at December 31, 1997, consisted primarily of the net unrealized market gain, net of tax, on certain mortgage-backed securities and investment securities which have been identified as available for sale by management.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

EFFECT OF NEW ACCOUNTING STANDARDS

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

     The Company adopted the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes the standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. The statement requires additional disclosures in the consolidated financial statements; it does not effect the Company's financial positions or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The Company adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, effective January 1, 1998. SFAS No. 131 establishes disclosure requirements for segment operations. The adoption had no effect on the Company's financial statement disclosures.

     The Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, effective January 1, 1998. SFAS No. 132 revises the disclosure requirements for pension and other postretirement benefit plans. The adoption had no effect on the Company's financial statement disclosures.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective for the Company for the year beginning January 1, 2000. The Company expects to adopt SFAS No. 133 when required. Adoption is not expected to have a material effect on the financial position and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         (A) FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT



    The Board of Directors



    Midwest Bancshares, Inc.
    Burlington, Iowa:


     We have audited the accompanying consolidated balance sheets of Midwest Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



     /s/ KPMG Peat Marwick LLP


    Des Moines, Iowa
    January 22, 1999, except for note 16,
        which is as of February 2, 1999

                 MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1998 and 1997




                     ASSETS                          1998          1997
                     ------
                                                  ------------  ------------

Cash and cash equivalents                        $  4,087,677     2,523,983
Securities available for sale (note 2)             33,842,698    27,934,974
Securities held to maturity (estimated fair
   value of $22,116,475 and $20,055,364) (notes    21,826,889    19,839,678
   2 and 7)
Loans receivable, net (notes 3, 4, and 8)          96,347,716    91,276,434
Real estate acquired through foreclosure              191,741       314,583
Federal Home Loan Bank (FHLB) stock, at cost        2,200,000     1,959,700
Office property and equipment, net (note 5)         2,444,356     2,560,749
Accrued interest receivable (note 6)                1,237,155     1,203,471
Other assets                                          139,736       110,869
                                                 ------------   -----------

         Total assets                            $162,317,968   147,724,441
                                                  ===========   ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits (note 7)                             $105,982,327   105,278,292
   Advances from FHLB (note 8)                     43,000,000    30,500,000
   Advances from borrowers for taxes and              412,903       387,881
   insurance
   Accrued interest payable                            65,566        80,175
   Accrued expenses and other liabilities             822,428       802,632
                                                  -----------   -----------

         Total liabilities                        150,283,224   137,048,980
                                                  -----------   -----------

Stockholders' equity (notes 10 and 11):
   Serial preferred stock, $.01 par value;
    authorized 500,000 shares; none issued                 --            --
   Common stock, $.01 par value;
    2,000,000 shares authorized;
    1,077,738 shares issued and outstanding in
    1998 and 1,020,762 shares issued and
    outstanding in 1997                                10,777        10,208
   Additional paid-in capital                       1,771,495     1,530,430
   Retained earnings, substantially restricted      9,832,094     8,821,782
   Employee Stock Ownership Plan (ESOP)                    --       (60,000)
   Accumulated other comprehensive income -
   unrealized gains
    on securities available for sale, net of
    taxes on income
    of $250,000 in 1998 and $222,000 in 1997          420,378       373,041
                                                   ----------   -----------

         Total stockholders' equity                12,034,744    10,675,461

   Contingencies (note 15)                        -----------   -----------

         Total liabilities and stockholders'
         equity                                  $162,317,968   147,724,441
                                                 ============   ===========

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1998, 1997, and 1996




                                              1998         1997        1996
                                           -----------  ----------- -----------
Interest income:
   Loans receivable                      $  7,536,716    7,074,649   6,444,056
   Securities available for sale            2,361,999    2,073,271   1,902,576
   Securities held to maturity              1,202,933    1,388,444   1,609,591
   Deposits in other financial                100,210       75,365      68,717
   institutions
   Other interest-earning assets              140,526      138,271     137,496
                                            ----------  ----------  ----------

                                           11,342,384   10,750,000  10,162,436
                                           ----------   ----------  ----------
Interest expense:
   Deposits (note 7)                        4,924,651    5,039,036   4,726,637
   Advances from FHLB and other borrowings  2,302,514    1,681,261   1,516,060
                                           ----------   ----------  ----------

                                            7,227,165    6,720,297   6,242,697
                                           ----------   ----------  ----------

         Net interest income                4,115,219    4,029,703   3,919,739

Provision for losses on loans (note 4)         47,907       48,000      47,972
                                           ----------   ----------  ----------
         Net interest income after
         provision for losses on loans      4,067,312    3,981,703   3,871,767
                                           ----------   ----------  ----------

Noninterest income:
   Fees and service charges                   375,891      282,249     179,326
   Gain on sale of securities available for   117,920      220,223      29,213
   sale (note 2)
   Other                                      170,078       51,214     140,481
                                           ----------   ----------  ----------

                                              663,889      553,686     349,020
                                           ----------   ----------  ----------
Noninterest expenses:
   Compensation and benefits (note 10)      1,348,638    1,285,960   1,181,748
   Office property and equipment              423,224      364,804     349,156
   Deposit insurance premiums                  64,596       53,687     236,989
   Deposit insurance special assessment            --           --     670,861
   (note 12)
   Data processing                            173,964      164,087     164,939
   Other                                      799,521      712,937     613,436
                                           ----------   ----------  ----------
                                            2,809,943    2,581,475   3,217,129
                                           ----------   ----------  ----------

         Earnings before taxes on income    1,921,258    1,953,914   1,003,658

Taxes on income (note 9)                      549,000      689,000     374,000
                                           ----------   ----------  ----------
         Net earnings                    $  1,372,258    1,264,914     629,658
                                          ===========   ==========  ==========

Earnings per share - basic               $       1.31         1.23        0.59
                                           ==========   ==========  ==========

Earnings per share - diluted             $       1.25         1.14        0.56
                                           ==========   ==========  ==========


See accompanying notes to consolidated financial statements.


                                             MIDWEST BANCSHARES, INC. AND SUBSIDIARIES
                            Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                           Years ended December 31, 1998, 1997, and 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   EMPLOYEE
                                                                                    STOCK
                                                                                   OWNERSHIP RECOGNITION  ACCUMULATED
                                              ADDITIONAL                             PLAN       AND         OTHER
                                     COMMON    PAID-IN     RETAINED    TREASURY    BORROWING RETENTION   COMPREHENSIVE
                                     STOCK     CAPITAL     EARNINGS     STOCK      GUARANTEE   PLAN         INCOME       TOTAL
---------------------------------- ---------- ----------- ----------- ----------- ----------- ---------- ------------ -------------

Balance at December 31,            $  4,550    4,037,058   7,403,062  (1,699,533)  (180,000)   (9,725)      340,526     9,895,938
1995

Net earnings                             --           --     629,658          --         --         --           --       629,658
Unrealized losses during the year
on securities available for sale                                                                           (307,852)     (307,852)
Realized gains on securities
available for sale, net of taxes         --           --          --          --         --         --       19,800        19,800
                                    -------  ----------- ----------- -----------  --------- ----------    ---------   -----------

       Total comprehensive income        --           --     629,658          --         --         --     (288,052)      341,606

Dividends declared ($.187 per            --           --    (195,912)         --         --         --           --      (195,912)
     share*)
Treasury stock acquired                  --           --          --    (511,109)        --         --           --      (511,109)
ESOP loan payment                        --           --          --          --     60,000         --           --        60,000
Amortization of recognition
    and retention plan                   --           --          --          --         --      9,725           --         9,725
                                     ------   ----------  ----------  ----------   --------  ---------     --------    ----------

Balance at December 31, 1996          4,550    4,037,058   7,836,808  (2,210,642)  (120,000)        --       52,474     9,600,248

Net earnings                             --           --   1,264,914          --         --         --           --     1,264,914
Unrealized gains during the year
    on securities available for
    sale                                 --           --          --          --         --         --      463,717       463,717
Realized gains on securities
    available for sale, net of
    taxes                                --           --          --          --         --         --     (143,150)     (143,150)
                                     ------   ----------  ----------  ----------   --------  ---------     --------    ----------

       Total comprehensive income        --           --   1,264,914          --         --         --      320,567     1,585,481

Dividends declared ($.22 per
    share*)                              --           --    (225,624)         --         --         --           --      (225,624)
Treasury stock acquired                  --           --          --    (393,659)        --         --           --      (393,659)
ESOP loan payment                        --           --          --          --     60,000         --           --        60,000
Issuance of shares of common stock
     under the stock option plan
     (note 10)                           28       26,237     (54,316)     77,066         --         --           --        49,015
3-for-1 stock split effected in the
     form of a 200% stock dividend
     (note 11)                        5,630   (2,532,865)         --   2,527,235         --         --           --            --
                                     ------   ----------  ----------  ----------   --------  ---------     --------    ----------

Balance at December 31, 1997         10,208    1,530,430   8,821,782          --    (60,000)        --      373,041    10,675,461

Net earnings                             --           --   1,372,258          --         --         --           --     1,372,258
Unrealized gains during the year on
    securities available for sale        --           --          --          --         --         --      123,987       123,987
Realized gains on securities
    available for sale, net of
    taxes                                --           --          --          --         --         --      (76,650)      (76,650)
                                     ------   ----------  ----------  ----------   --------  ---------     --------    ----------

       Total comprehensive income        --           --   1,372,258          --         --         --       47,337     1,419,595

Dividends declared ($.34 per share)      --           --    (361,946)         --         --         --           --      (361,946)
ESOP loan payment                        --           --          --          --     60,000         --           --        60,000
Issuance of shares of common stock
     under the stock option plan
     (note 10)                          569      241,065          --          --         --         --           --       241,634
                                     ------   ----------  ----------  ----------   --------  ---------     --------    ----------

Balance at December 31, 1998       $ 10,777    1,771,495   9,832,094          --         --         --      420,378    12,034,744
                                     ======   ==========  ==========  ==========   ========  =========     ========    ==========

* Reflects the 3-for-1 stock split effected in the form of a 200 percent dividend in November 1997.

See accompanying notes to consolidated financial statements.


                                  MIDWEST BANCSHARES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                Years ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------------------

                                                         1998         1997         1996
                                                      ------------ ------------ -----------
Cash flows from operating activities:
    Net earnings                                    $   1,372,258    1,264,914     629,658
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Provision for losses on loans                     47,907       48,000      47,972
         Depreciation                                     190,663      161,250     144,301
         Provision for deferred taxes                     170,000       96,000      24,000
         Gain on sale of securities available for
             sale                                        (117,920)    (220,223)    (29,213)
         Gain on sale of securities held to
             maturity                                          --           --     (15,950)
         Amortization of recognition and retention
             plan benefits                                     --           --       9,725
         ESOP expense                                      60,100       56,482      53,938
         Amortization of premiums and discounts           (31,594)     (25,496)     76,778
         Increase in accrued interest receivable          (33,684)    (195,924)   (133,035)
         (Increase) decrease in other assets              (28,867)      (9,961)     90,050
         (Decrease) increase in accrued interest
             payable                                      (14,609)       6,432       2,236
         (Decrease) increase in accrued expenses and
             other liabilities                           (224,832)     160,229    (194,335)
                                                      -----------  -----------  ----------

         Net cash provided by operating activities      1,389,422    1,341,703     706,125
                                                      -----------  -----------  ----------

Cash flows from investing activities:
    Purchase of securities                            (33,196,242) (14,680,737) (5,568,000)
    Proceeds from maturities of securities             20,000,000    9,490,000   8,323,885
    Proceeds from sale of securities available
        for sale                                        7,297,627      798,473     550,239
    Loans purchased                                    (1,164,815)  (6,955,215) (5,555,413)
    Purchase of mortgage-backed securities            (12,022,831)  (3,484,096) (4,051,131)
    Purchase of FHLB stock                               (240,300)          --          --
    Repayments of principal on mortgage-backed
        securities                                     10,247,389    6,464,986   5,862,203
    Increase in loans receivable                       (4,479,351)  (3,505,057) (1,800,202)
    Proceeds from sale of real estate owned, net          651,792       47,235     155,042
    Purchase of office property and equipment             (74,270)    (275,016)   (276,470)
                                                      -----------  -----------  ----------

         Net cash used in investing activities        (12,981,001) (12,099,427) (2,359,847)
                                                      -----------  -----------  ----------
Cash flows from financing activities:
    Increase in deposits                                  704,035    3,360,527     583,328
    Proceeds from advances from  FHLB                  33,700,000    8,500,000   8,000,000
    Repayment of advances from FHLB                   (21,200,000)  (2,000,000) (4,500,000)
    Net increase (decrease) in advances from
       borrowers for taxes and  insurance                  25,022        9,446     (33,992)
    Treasury stock acquired                                    --     (393,659)   (511,109)
    Stock options exercised                               241,634       24,015          --
    Payment of cash dividends                            (315,418)    (216,785)   (191,453)
                                                      -----------  -----------  ----------

         Net cash provided by financing activities     13,155,273    9,283,544   3,346,774
                                                      -----------  -----------  ----------

         Net increase (decrease) in cash and cash
              equivalents                               1,563,694   (1,474,180)  1,693,052

Cash and cash equivalents at beginning of year          2,523,983    3,998,163   2,305,111
                                                      -----------  -----------  ----------

Cash and cash equivalents at end of year            $   4,087,677    2,523,983   3,998,163
                                                      ===========  ===========  ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                     $   7,241,774    6,713,865   6,240,461
       Taxes on                                           351,760      485,140     531,654
       income
    Transfers from loans to real estate acquired
        through foreclosure                               528,950      349,818     134,098
                                                      ===========  ===========  ==========

See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



(1)  Summary of Significant Accounting Policies

     Description of Business

     Midwest Bancshares, Inc. (the Company or Parent Company) is a Delaware corporation operating as a savings and loan holding company. The Company owns all of the outstanding stock of Midwest Federal Savings and Loan Association of Eastern Iowa (the Association).

     The Association serves Des Moines, Lee, and Louisa Counties in southeastern Iowa through its five retail banking offices located in Burlington, Wapello, and Ft. Madison, Iowa. The Association is primarily engaged in attracting retail deposits from the general public and investing those funds in first mortgages on owner-occupied, single-family residential loans and mortgage-backed securities. Midwest Financial Products, Inc., a wholly owned subsidiary of the Association, is engaged in the marketing of financial products.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Midwest Bancshares, Inc. and its wholly owned subsidiary; Midwest Federal Savings and Loan Association of Eastern Iowa and its subsidiary; Midwest Financial Products, Inc. All material intercompany accounts and transactions have been eliminated.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

     Regulatory Capital

     The Association is required by the Office of Thrift Supervision (OTS) to maintain prescribed levels of regulatory capital. At December 31, 1998, the Association met the requirements, and management anticipates meeting the requirements at December 31, 1999 (see note 11).

     Cash and Cash Equivalents

     For purposes of reporting cash flows, the Company includes cash and due from other financial institutions and interest-bearing deposits with original maturities of three months or less in cash and cash equivalents. Amounts of interest-bearing deposits included as cash equivalents at December 31, 1998 and 1997, were $2,977,766 and $1,088,237, respectively.

     Earnings Per Share

     Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the year. As further discussed in note 11, the Company declared a 3-for-1 stock split effected in the form of a stock dividend in 1997. The average number of shares and dilutive

                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




potential shares have been restated for the stock split. The following information was used in the computation of earnings per share on both a basic and diluted basis for the years ended December 31, 1998, 1997, and 1996.

                                    1998              1997              1996
                                 ----------        ----------        ----------

Basic EPS Computation:
   Numerator -
      Net income                 $1,372,258         1,264,914           629,658
   Denominator -
      Weighted average
          shares outstanding      1,048,233         1,032,310         1,061,442
                                 ----------        ----------        ----------

Basic EPS                        $     1.31              1.23              0.59
                                 ==========        ==========        ==========

Diluted EPS Calculation:
   Numerator -
      Net income                 $1,372,258         1,264,914           629,658
                                 ----------        ----------        ----------

Denominator:
   Weighted average
      shares outstanding          1,048,233         1,032,310         1,061,442
   Stock options                     53,750            75,631            62,941
                                 ----------        ----------        ----------
                                  1,101,983         1,107,941         1,124,383
                                 ----------        ----------        ----------
Diluted EPS                      $     1.25              1.14              0.56
                                 ==========        ==========        ==========


     Securities

     The Company's method of classifying debt securities is based on the intended holding period. Securities which may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the asset-liability position are classified as available for sale. Securities which the Company intends to hold to maturity are classified as held to maturity.

     Securities available for sale are recorded at fair value. The aggregate unrealized gains or losses, net of the effect of taxes on income are recorded as a component of stockholders' eSecurities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premium or accretion of discount, over the term of the security using the interest method. Original issue discounts on short-term securities are accreted as accrued interest receivable over the lives of such securities.

     Mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost. Premiums and discounts are amortized and accreted using the interest method over the remaining period to contractual maturity, adjusted for prepayments. Actual prepayment experience is periodically reviewed, and the amortization and accretion is adjusted accordingly. In 1996, certain mortgage-backed securities with remaining principal balances of less than 15 percent of original purchase amounts were sold (see note 2).

                                       51
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Gain or loss on sale is recognized in the statement of operations using the specific identification method.

     Allowances for Losses on Loans and Real Estate

     The allowance for losses on loans is increased by charges to operations and decreased by net charge-off and is maintained at an amount considered adequate to provide for such losses. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

     Real estate acquired is carried at the lower of cost or fair value less estimated costs of disposition. When a property is acquired through foreclosure or a loan is considered impaired, any excess of the loan balance over fair value of the property plus disposition costs is charged to the allowance for losses on loans. When circumstances indicate additional loss on the property, a direct charge to the provision for losses on real estate is made, and the real estate is recorded net of such provision.

     Accrued interest receivable in arrears which management believes is doubtful of collection (generally when a loan becomes 90 days delinquent) is charged to income. Subsequent interest income is not recognized on such loans until collected or until determined by management to be collectible.

     Under the Company's credit policies, all nonaccrual and restructured loans are considered to meet the definition of impaired loans. Loan impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate except, where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

     Unearned Loan Fees and Discounts

     Loan origination and commitment fees charged to borrowers and certain direct costs related to originations are deferred and amortized into interest income using the interest method. Direct loan origination costs for other loans are expensed, as such costs are not material in amount.

     Premiums and discounts on loans are amortized primarily over the expected remaining life of the related loans using the interest method.

     Concentrations of Credit Risk

     The Association grants residential and commercial real estate loans and other consumer and commercial loans, primarily in its central Iowa market area. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon economic conditions in the Company's market area.

                                       52
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Financial Instruments with Off Balance Sheet Risk

     In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off balance sheet risk, which include commitments to extend credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements (see note 3). The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

     Office Property and Equipment

     Office property and equipment are recorded at cost, and depreciation is provided primarily using the straight-line basis over the estimated useful lives of the related assets, which range from 25 to 50 years for office buildings and from 5 to 15 years for furniture, fixtures, and equipment.

     Maintenance and repairs are charged against income. Betterments are capitalized and subsequently depreciated. The cost and accumulated depreciation of properties retired or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts. Related profit or loss from such transactions is credited or charged to income.

     Taxes on Income

     The Company files a consolidated federal income tax return. Federal income taxes are allocated based on taxable income or loss included in the consolidated return. For state tax purposes, the Association files a franchise tax return. The Parent Company and the Association's subsidiary file corporate income tax returns.

     Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Stock Option Plan

     The company provides pro forma net income and pro forma earnings per share disclosures for material employee stock option grants made in 1996 and future years as if the fair-value-based method, which recognizes as expense over the vesting period the fair value of stock-based at the date of grant, had been applied.

                                       53
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Fair Value of Financial Instruments

     The  Company   discloses  the  estimated  fair  values  for  its  financial instruments. Fair value estimates, methods, and assumptions are set forth below.

     Cash and Cash Equivalents

     The carrying amount is a reasonable estimate of fair value.

     Securities Available for Sale and Held to Maturity

     The fair value of securities is estimated based on bid prices published in financial newspapers, bid quotations received from securities dealers, or quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

     Loans

     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as real estate, consumer, and commercial.

     The fair value of single family residential loans is calculated by obtaining quoted market prices of similar loans that are sold in conjunction with securitization transactions.

     The fair value of all other loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience, with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The effect of nonperforming loans is considered in assessing the credit risk inherent in the fair value estimate.

     FHLB Stock

     The fair value of FHLB stock is equivalent to its carrying value, because it is redeemable at par value.

     Deposits

     The fair value of deposits with no stated maturity, such as passbook; money market; noninterest-bearing checking; and checking accounts, is estimated to be the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

     Advances from FHLB

     The fair value of advances from the FHLB is calculated by discounting the scheduled payments through maturity. The discount rate is estimated using the rates currently offered for similar instruments.

                                       54
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Off Balance Sheet Assets (Liabilities)

     The unrealized gains and losses of commitments to external credits are estimated using the difference between current levels of interest rates and committed rates. The unrealized gains and losses of letters of credit are based on fees currently charged for similar agreements.

     Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Effect of New Financial Accounting Standards

     The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes the standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. The statement requires additional disclosures in the consolidated financial statements; it does not effect the Company's financial positions or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, effective January 1, 1998. SFAS No. 131 establishes disclosure requirements for segment operations. The adoption had no effect on the Company's financial statement disclosures.

     SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was effective for the Company for the year beginning January 1, 1997, and did not have a material effect on the financial position and results of operations, nor did the adoption require additional capital resources.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective for the Company for the year beginning January 1, 2000. Management is evaluating the impact the adoption will have on the Company's consolidated financial statements. The Company expects to adopt SFAS No. 133 when required. Adoption is not expected to have a material effect on the financial position and results of operations.

     Reclassifications

     Certain amounts previously reported have been reclassified to conform with the presentation in these financial statements.

                                       55
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)  Debt and Equity Securities

     Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1998 and 1997, follow.

     Securities available for sale:

                                                                             Gross             Gross
                                                      Amortized            unrealized        unrealized           Fair
                    Description                          cost                gains             losses            values
                    -----------                      -----------           ----------        ----------        ----------
1998:
     Government National Mortgage Association
          (GNMA) mortgage-backed securities          $ 5,461,021            309,023               --            5,770,044
     Marketable equity securities                        308,750            137,500             59,825            386,425
     Municipal bonds:
          Due from one to five years                     300,000              6,750               --              306,750
          Due from five to ten years                   1,910,000             47,175               --            1,957,175
          Due after ten years                         10,189,357            168,574               --           10,357,931
     U.S. agency obligations:
          Due from one to five years                  10,014,384             57,489               --           10,071,873
          Due from five to ten years                   2,000,000              3,125               --            2,003,125
          Due after ten years                          2,988,807                568               --            2,989,375
                                                     -----------            -------             ------         ----------
                                                     $33,172,319            730,204             59,825         33,842,698
                                                     ===========            =======             ======         ==========
1997:
     GNMA mortgage-backed securities                 $ 7,641,683            442,566               --            8,084,249
     Marketable equity securities                        654,030            253,750             84,030            823,750
     Municipal bonds:
          Due from one to five years                     440,000              3,850               --              443,850
          Due from five to ten years                   1,605,000             18,638               --            1,623,638
          Due after ten years                          1,021,115             19,622               --            1,040,787
     U.S. agency obligations:
          Due from one to five years                   2,990,163             24,865              3,778          3,011,250
          Due from five to ten years                   2,000,000                ---             10,000          1,990,000
          Due after ten years                         10,987,943              1,202             71,645         10,917,500
                                                     -----------            -------            -------         ----------
                                                     $27,339,934            764,493            169,453         27,934,974
                                                     ===========            =======            =======         ==========



                                       56
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     There were no sales of mortgage-backed securities, which were held available for sale, in 1998 or 1997. Proceeds from the sale of mortgage-backed securities amounted to $550,239, resulting in gains of $29,213 during the year ended December 31, 1996. Proceeds from the sale of marketable equity securities amounted to $440,123, $798,473, and $-0-, resulting in gains of $93,550, $220,223, and $-0- and losses of $28,707, $-0-, and $-0- during the three years ended December 31, 1998, respectively. Proceeds from the sale of municipal bonds amounted to $3,833,285, $-0-, and $-0-, resulting in gains of $20,820, $-0-, and $-0- during the three years ended December 31, 1998, respectively. Proceeds from the sale of U.S. agency obligations amounted to $3,024,219, $-0-, and $-0-, resulting in gains of $32,257, $-0-, and $-0- during the three years ended December 31, 1998, respectively.

                                       57
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Securities held to maturity:


                                                                             Gross             Gross
                                                      Amortized            unrealized        unrealized           Fair
                    Description                          cost                gains             losses            values
                    -----------                      -----------           ----------        ----------        ----------
1998:
Mortgage-backed securities:
     Federal Home Loan Mortgage
          Corporation (FHLMC)                          $13,447,847            133,691              4,969         13,576,569
     Federal National Mortgage
          Association (FNMA)                             7,585,614            176,020             15,156          7,746,478
     Resolution Trust Corporation (RTC)                    336,906               --                 --              336,906
U.S. agency obligations-
     Due in one year or less                               456,522               --                 --              456,522
                                                       -----------        -----------        -----------        -----------
                                                       $21,826,889            309,711             20,125         22,116,475
                                                       ===========        ===========        ===========        ===========

1997:
Mortgage-backed securities:
     FHLMC                                             $ 8,829,148             75,772             25,190          8,879,730
     FNMA                                                8,115,716            175,497               --            8,291,213
     RTC                                                   438,579                461               --              439,040
U.S. agency obligations-
     Due in one year                                     2,456,235               --               10,854          2,445,381
                                                       -----------        -----------        -----------        -----------
                                                       $19,839,678            251,730             36,044         20,055,364
                                                       ===========        ===========        ===========        ===========



     At December 31, 1998 and 1997, mortgage-backed securities were comprised of fixed rate securities of $11,501,289 and $6,673,987, respectively; adjustable rate securities of $3,549,772 and $4,631,763, respectively; fixed rate seven-year balloon securities of $6,319,306 and $2,273,558, respectively; and fixed rate five-year balloon securities of $-0- and $3,804,135, respectively.

                                       58
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)  Loans Receivable

     Loans receivable at December 31, 1998 and 1997, are summarized as follows:


                                                      1998               1997
                                                  -----------        -----------
Real estate loans:
     One- to four-family                          $71,535,021         66,549,359
     Commercial/multi-family                        9,653,163         11,209,675
     Construction                                   1,862,300            817,905
                                                  -----------        -----------
          Total real estate loans                  83,050,484         78,576,939

Consumer and other loans                           14,423,441         14,167,194
                                                  -----------        -----------
                                                   97,473,925         92,744,133
                                                  -----------        -----------
Less:
     Loans in process                                 563,542            835,737
     Unearned discounts and
          deferred loan fees                           82,667             63,962
     Allowance for losses on loans                    480,000            568,000
                                                  -----------        -----------
                                                    1,126,209          1,467,699
                                                  -----------        -----------
                                                  $96,347,716         91,276,434
                                                  ===========        ===========



     The Company originates residential and commercial real estate loans and other consumer and commercial loans, primarily in its Iowa market area and adjacent counties in Illinois. In addition, the Company purchases residential loans located in other states. At December 31, 1998, the geographic location of the Company's loan portfolio was as follows: local market area, 90.4 percent; Wisconsin, 5.7 percent; California, 3.1 percent; and other states, 0.8 percent. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon economic conditions in the Company's market area.

     At December 31, 1998, the Association had outstanding commitments to originate loans totaling $740,000, which included fixed rate commitments of $529,000 at 7.05 percent weighted-average interest rate and commitments to purchase loans totaling $719,000. The Association also had unused lines of credit totaling $2,228,000 at a variable rate indexed to the Bank Prime rate.

     Loans on nonaccrual status and considered impaired amounted to $172,000 and $769,000 at December 31, 1998 and 1997, respectively. The allowance for loan losses related to these nonaccrual loans were $17,000 and $157,000, respectively. There were no nonaccrual loans that were not subject to related allowances for loan losses at December 31, 1998 and 1997. The average balances of nonaccrual loans for the years ended December 31, 1998, 1997, and 1996, were $355,000; $885,000; and $429,000, respectively. For the years ended December 31, 1998, 1997, and 1996, interest income which would have been recorded under the original terms of the loans was approximately $15,000; $79,000; and $103,000, respectively, and interest income actually recorded amounted to approximately $9,000; $25,000; and $56,000, respectively.

                                       59
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Loan customers of the Association include certain executive officers and directors and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions. Such loans at December 31, 1998 and 1997, amounted to $868,974 and $852,861, respectively. During the year ended December 31, 1998, new loans totaled $435,865 and repayments totaled $419,752.

(4)  Allowance for Losses on Loans

     A summary of the allowance for losses on loans for the three years ended December 31, 1998, follows:


                                        1998            1997            1996
                                     ----------      ----------       ---------

Balance at beginning of year         $ 568,000         686,000         676,000
Provision for losses on loans           47,907          48,000          47,972
Charge-offs                           (135,907)       (166,000)        (37,972)
                                     ---------       ---------        --------
Balance at end of year               $ 480,000         568,000         686,000
                                     =========       =========        ========


(5)  Office Property and Equipment

     The cost and accumulated depreciation of office property and equipment at December 31, 1998 and 1997, were as follows:


                                             1998              1997
                                          ----------        ----------

Land                                      $  312,320           312,320
Office buildings                           2,403,081         2,403,081
Furniture, fixtures, and equipment         1,390,707         1,316,437
Vehicles                                      41,905            41,905
                                          ----------        ----------
                                           4,148,013         4,073,743
Less accumulated depreciation              1,703,657         1,512,994
                                          ----------        ----------
                                          $2,444,356         2,560,749
                                          ==========        ==========

(6)  Accrued Interest Receivable

     Accrued interest receivable at December 31, 1998 and 1997, is summarized as follows:


                                        1998              1997
                                     ----------        ----------
Loans receivable                     $  778,481           768,460
Securities available for sale           332,444           305,645
Securities held to maturity             126,230           129,366
                                     ----------        ----------
                                     $1,237,155         1,203,471
                                     ==========        ==========


                                       60
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7)  Deposits

     Deposits at December 31, 1998 and 1997, are summarized as follows:


                                     1998                1997
                                ------------        ------------

Passbook                        $  9,002,836           8,372,800
Noninterest checking                 579,619             649,162
Money market investments          14,797,945          14,281,692
Regular checking                   7,963,533           7,266,643
Certificates of deposit           73,638,394          74,707,995
                                ------------        ------------
                                $105,982,327         105,278,292
                                ============        ============


     At December 31, 1998, the scheduled maturities of certificates of deposit were as follows:


               1999                        $45,460,923
               2000                         19,462,813
               2001                          6,462,205
               2002                            683,516
               2003 and thereafter           1,568,937
                                           -----------
                                           $73,638,394
                                           ===========

     Interest expense on deposits for the three years ended December 31, 1998, is summarized as follows:


                                    1998              1997              1996
                                 ----------        ----------        ----------
Passbook                         $  211,378           234,586           244,988
Money market and checking           632,695           635,551           618,377
Certificates of deposit           4,080,578         4,168,899         3,863,272
                                 ----------        ----------        ----------
                                 $4,924,651         5,039,036         4,726,637
                                 ==========        ==========        ==========


     The aggregate amount certificates of deposit with a minimum denomination of $100,000 was approximately $4,719,000 and $4,844,000 at December 31, 1998 and
1997, respectively.

     At December 31, 1998, mortgage-backed securities with carrying amounts of $734,490 were pledged as collateral for deposits of approximately $753,000.

                                       61
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)  Advances from FHLB

     A summary at December 31, 1998 and 1997, follows:


                                            1998                   1997
                                  ----------------------  ----------------------

                                               Weighted-               Weighted-
                                                average                 average
                                     Amount      rate       Amount       rate
                                  -----------  ---------  -----------  ---------

Advance maturity (A):
  Within 1 year                   $ 2,000,000    6.15%    $13,000,000    5.45%
  Beyond 1 year but within
     5 years                       22,000,000    5.75      14,000,000    6.09
  Beyond 5 years                   19,000,000    5.14       2,000,000    5.62
                                  -----------             -----------
                                   43,000,000    5.50      29,000,000    5.77
Line of credit with FHLB (B)             --    Variable     1,500,000  Variable
                                  -----------  ========   -----------  ========
                                  $43,000,000             $30,500,000
                                  ===========             ===========


     (A) Advances from the FHLB are secured by stock in the FHLB. In addition, the Bank has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans aggregating no less than 150 percent of outstanding advances.

     (B) Line of credit with the FHLB with a limit of $1,000,000 maturing in March of 1999. The Bank does not intend to renew the agreement at that time. The line has an interest rate which fluctuates daily. During 1998, the interest rate ranged from 4.70 percent to 6.25 percent and at December 31, 1998, was 4.88 percent. The line is collateralized as described in (A) above.


(9)  Taxes on Income

     Taxes on income for the three years ended December 31, 1998, were comprised as follows:


                          1998                                1997
            --------------------------------    --------------------------------
            Federal      State       Total      Federal      State       Total
            --------    --------    --------    --------    --------    --------
Current     $322,000      57,000     379,000     524,000      69,000     593,000
Deferred     148,000      22,000     170,000      83,000      13,000      96,000
            --------    --------    --------    --------    --------    --------
            $470,000      79,000     549,000     607,000      82,000     689,000
            ========    ========    ========    ========    ========    ========

                          1996
            --------------------------------
            Federal      State       Total
            --------    --------    --------
Current     $307,000      43,000     350,000
Deferred      22,000       2,000      24,000
            --------    --------    --------
            $329,000      45,000     374,000
            ========    ========    ========


                                       62
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Taxes on income differ from the amounts computed by applying the federal income tax rate of 34 percent to earnings before taxes on income for the following reasons:


                                      1998          1997          1996
                                   ---------     ---------     ---------
Computed "expected" tax expense    $ 653,228       664,331       341,126
State income tax                      52,140        54,120        29,903
Tax-exempt investment income        (132,460)      (11,418)         --
Other                                (23,908)      (18,033)        2,971
                                   ---------     ---------     ---------
                                   $ 549,000       689,000       374,000
                                   =========     =========     =========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997, are presented below:


                                                            1998         1997
                                                         ---------    ---------
Deferred tax assets:
     General allowance for loan losses                   $ 179,000      212,000
     Accrued expenses not deducted                          15,000       72,000
                                                         ---------    ---------
           Total gross deferred tax assets                 194,000      284,000
                                                         ---------    ---------

Deferred tax liabilities:
     Unrealized gains on securities available for sale     250,000      222,000
     Office property and equipment                         195,000      167,000
     FHLB stock                                             99,000      101,000
     Tax bad debt reserve                                   86,000       32,000
                                                         ---------    ---------
           Total gross deferred tax liabilities            630,000      522,000
                                                         ---------    ---------
           Net deferred tax liability                    $(436,000)    (238,000)
                                                         =========    =========

     There were no valuation allowances for deferred tax assets as of December 31, 1998 and 1997.

(10) Employee Benefit Plans

     Pension Plan

     The Company is a participant in the Financial Institutions  Retirement Fund
(FIRF), and substantially all of its officers and employees are covered by the plan. FIRF does not segregate the assets, liabilities, or costs by participating employer. According to FIRF's administrators, as of June 30, 1998, the date of the latest actuarial valuation, the book and market values of the fund assets exceeded the value of vested benefits in the aggregate. In accordance with FIRF's instructions, there wer no pension contributions in 1998, 1997, and 1996, because the plan was fully funded.

                                       63
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     ESOP

     All employees meeting the age and service requirements are eligible to participate in an ESOP established in September 1992. Contributions made by the Association to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100 percent vested after five years of service. At December 31, 1997 and 1996, 18,000 shares (all shares amounts have been restated for the 1997 stock split discussed in note 11), were committed to be released and 18,000; and 36,000 shares, respectively, were unallocated. At December 31, 1998, the were no unallocated shares. The fair value on unearned shares at December 31, 1997, and 1996, was approximately $324,000 and $325,500, respectively. ESOP expense was $60,100; $56,482; and $53,938 for the years ended December 31, 1998, 1997, and 1996, respectively.

     Stock Options

     The Company's stock option plan (the Plan) permits the board of directors to grant options to purchase up to 136,500 shares of the Company's $.01 par value common stock. The options may be granted to directors and officers of the Company. The price at which options may be exercised cannot be less than the fair market value of the shares at the date the options are granted. The options are subject to certain vesting requirements and maximum exercise periods, as established by the board of directors.

     The Company applies APB Opinion 25 in accounting for the Plan, and, accordingly, no compensation expense has been recognized for its stock options in the consolidated financial statements. Under SFAS 123, the Company determined compensation cost based on the fair value of options granted in 1997 using the Black-Scholes method, using a risk-free interest rate of approximately 6.64 percent, an expected life of 6 years, and historical dividend rates. The pro forma effect of the compensation cost on 1998 and 1997 earnings per share was approximately one cent, respectively.

     Changes in options outstanding and exercisable during 1998, 1997, and 1996 (as restated for the 1997 stock split discussed in note 11) were as follows:


                                    Exercisable    Outstanding    Option price
                                      options        options        per share
                                    -----------    -----------    ------------

December 31, 1995                      75,075        102,375         $3.33
Vested                                 13,650             --          3.33
                                      -------        -------
December 31, 1996                      88,725        102,375          3.33
Granted                                    --         13,650          9.08
Vested                                 18,204             --       3.33 - 9.08
Exercised                             (10,205)       (10,205)         3.33
                                      -------        -------
December 31, 1997                      96,724        105,820       3.33 - 9.08
Vested                                  2,274             --          9.08
Forfeited                                  --         (4,548)         9.08
Exercised                             (59,537)       (59,537)      3.33 - 9.08
                                      -------        -------
December 31, 1998                      39,461         41,735       3.33 - 9.08
                                      =======        =======


                                       64
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Recognition and Retention Plan

     The Association has a recognition and retention plan (RRP) for certain executive officers. The Association contributed funds to the RRP, which acquired approximately 3 percent of shares of the common stock of the Parent Company. The employees became fully vested in the shares of stock during 1997. RRP expense for the year ended December 31, 1996 was $9,725; there was no RRP expense for the years ended December 31, 1998 and 1997.

(11) Stockholders' Equity

     Stock Conversion

     At the time of the conversion from a mutual to a stock savings and loan association, the Association established a liquidation account in an amount equal to the regulatory capital as of December 31, 1991, to grant priority to eligible account holders in the event of future liquidation. In the event of such liquidation, eligible account holders who continue to maintain their deposit accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased as the balance of eligible account holders is reduced subsequent to the conversion, based on an annual determination of such balances.

     Stock Split Effected in the Form of a Dividend

     In October 1997, the Company declared a 3-for-1 stock split effected in the form of a 200 percent stock dividend. The dividend was paid out of treasury shares and authorized but unissued shares, resulting in the issuance of 562,933 new shares and reissuance of 115,689 treasury shares on November 18, 1997 to stockholders of record on November 4, 1997.

     Regulatory Capital Requirements

     The Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), and the capital regulations of the OTS promulgated thereunder, require institutions to have a minimum regulatory tangible capital equal to 1.5 percent of total assets; a minimum 3 percent core capital ratio; and, after December 31, 1992, a minimum 8 percent risk-based capital ratio. These capital standards set forth in the capital regulations must generally be no less stringent than the capital standards applicable to national banks. FIRREA also specifies the required ratio of housing-related assets in order to qualify as a savings institution. The Association met the regulatory capital requirements at December 31, 1998 and 1997.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FIDICIA) established additional capital requirements which require regulatory action against depository institutions in one of the undercapitalized categories defined in implementing regulations. Institutions, such as the Association, which are defined as well capitalized, must generally have a leverage capital
(core) ratio of at least 5 percent, a tier 1 risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 10 percent. FIDICIA also provides for increased supervision by federal regulatory agencies, increased reporting requirements for insured depository institutions, and other changes in the legal and regulatory environment for such institutions. The Association met the regulatory capital requirements at December 31, 1998 and 1997.

                                       65
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     The Association's actual and required capital amounts and ratios as of December 31, 1998, were as follows:

                                                                                 TO BE WELL
                                                                                 CAPITALIZED
                                                           FOR CAPITAL          UNDER PROMPT
                                                             ADEQUACY            CORRECTIVE
                                         ACTUAL              PURPOSES         ACTION PROVISIONS
                                 ---------------------------------------------------------------
                                    AMOUNT    PERCENT     AMOUNT    PERCENT    AMOUNT    PERCENT
                                 -----------  -------   ----------  -------  ----------  -------
Tangible capital                 $10,847,000    6.72%   $2,423,000   1.50%       n/a       n/a
Tier I leverage (core) capital    10,847,000    6.72     4,846,000   3.00    $8,076,000    5.00%
Risk-based capital                11,327,000   15.52%    5,838,000   8.00     7,298,000   10.00
Tier I risk-based capital         10,847,000   14.86%       n/a       n/a     4,379,000    6.00
                                 ===========   ======   ==========   =====   ==========   ======


     At December 31, 1998 and 1997, the Association had federal income tax bad debt reserves of approximately $2,819,000, which constitute allocations to bad debt reserves for federal income tax purposes for which no provision for taxes on income had been made. If such allocations are charged for other than bad debt losses, taxable income is created to the extent of the charges. The
Association's retained earnings at December 31, 1998 and 1997, were substantially restricted because of the effect of these tax bad debt reserves.

     Dividend Restrictions

     Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Association. Under the regulations, a savings institution, such as the Association, that will meet the fully phased-in capital requirements (as defined by the OTS regulations) subsequent to a capital distribution is generally permitted to make such capital distribution without OTS approval, subject to certain limitations and restrictions as described in the regulations. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements is permitted by the regulations to make, without OTS approval, capital distributions of between 25 and 75 percent of its net earnings for the previous four quarters less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval from the OTS.

(12) Federal Deposit Insurance Corporation (FDIC) Special Assessment

     On September 30, 1996, the United States Congress passed, and the President signed, legislation that imposed a one-time assessment of 65.7 basis points on deposits insured by the Savings Association Insurance Fund (SAIF). Substantially all of the deposits of the Association are SAIF-insured. The Association incurred a one-time pre-tax expense of $670,861 that is recorded in the Association's statement of operations for the year ended December 31, 1996.

                                       66
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13) Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997, were as follows:



                               -------------------------------------------------
                                          1998                    1997
                               -------------------------  ----------------------
                                Carrying        Fair      Carrying      Fair
                                 Amount         Value      Amount       Value
                               ------------  -----------  ---------  -----------
Financial assets:
 Cash and cash equivalents     $  4,087,677    4,087,677   2,523,983   2,523,983
 Securities available for sale   33,842,698   33,842,698  27,934,974  27,934,974
 Securities held to maturity     21,826,889   22,116,475  19,839,678  20,055,364
 Loans receivable                96,347,716   98,056,675  91,276,434  92,552,734
 FHLB stock                       2,200,000    2,200,000   1,959,700   1,959,700
 Accrued interest receivable      1,237,155    1,237,155   1,203,471   1,203,471
Financial liabilities:
 Deposits                       105,982,327  106,894,736 105,278,292 105,472,882
 Advances from FHLB              43,000,000   42,632,130  30,500,000  30,376,708
 Accrued interest payable            65,566       65,566      80,175      80,175
                               ============  ===========  ==========  ==========


                                Notional    Unrealized   Notional    Unrealized
                                 Amount     Gain (Loss)   Amount     Gain (Loss)
                               -----------  -----------  ---------  ------------
Off balance sheet commitments:
 Commitments to extend credit  $ 2,968,000         -     2,211,000         -
 Commitments to purchase loans     719,000         -       410,000         -
 Commitments to purchase
   investments                         -           -     1,110,000         -
                               ===========  ==========  ==========  ==========


                                       67
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(14) Midwest Bancshares, Inc. (Parent Company Only) Financial Information


                            Condensed Balance Sheets

                           December 31, 1998 and 1997


                                              1998                1997
                                         -------------        ------------

Cash and cash equivalents                 $    503,789        $    236,836
Securities available for sale                  386,425             823,750
Loans receivable and other                      63,001              60,965
Investment in subsidiary                    11,218,303           9,680,915
                                          ------------        ------------
        Total assets                        12,171,518          10,802,466
                                          ============        ============

Dividends payable                         $    107,774        $     61,246
Income taxes payable
   (deferred and current)                       29,000              65,759
Stockholders' equity:
    Common stock                                10,777              10,208
    Additional paid-in capital               1,771,495           1,530,430
    Retained earnings                        9,832,094           8,821,782
    ESOP                                          --               (60,000)
    Accumulated other
       comprehensive income                    420,378             373,041
                                          ------------        ------------
        Total stockholders' equity          12,034,744          10,675,461
                                          ------------        ------------
        Total liabilities and
              stockholders' equity        $ 12,171,518        $ 10,802,466
                                          ============        ============


                            Condensed Statement of Operations

                      Years ended December 31, 1998, 1997, and 1996


                                        1998            1997            1996
                                    -----------     -----------     -----------
Gain on sale of securities
 available for sale                 $    64,843         220,223            --
Interest income                           3,449          11,609          16,366
Noninterest income                        9,574          15,950           7,925
Income - equity in undistributed
 earnings of subsidiary               1,373,006       1,151,475         657,200
Noninterest expenses                    (84,385)        (76,375)        (70,469)
                                    -----------     -----------     -----------
     Net earnings before income
        tax (benefit) expense         1,366,487       1,322,882         611,022
Income tax (benefit) expense             (5,771)         57,968         (18,636)
                                    -----------     -----------     -----------
         Net earnings               $ 1,372,258       1,264,914         629,658
                                    ===========     ===========     ===========


                                       68
                                                                     (Continued)

                    MIDWEST BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       Condensed Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996


                                              1998         1997         1996
                                          -----------  -----------  -----------
Operating activities:
   Net earnings                           $ 1,372,258    1,264,914      629,658
   Equity in undistributed
     earnings of subsidiary                (1,373,006)  (1,151,475)    (657,200)
   Gain on sale of investments                (64,843)    (220,223)        --
   Other, net                                 (63,795)      28,675       (1,863)
                                          -----------  -----------  -----------
       Net cash used in operating
         activities                          (129,386)     (78,109)     (29,405)
                                          -----------  -----------  -----------
Investing activities:
   Proceeds from sale of securities           440,123      798,473         --
   Purchase of securities available
     for sale                                 (30,000)    (661,530)    (570,750)
   Decrease in loans receivable                60,000       60,000       60,000
                                          -----------  -----------  -----------
        Net cash provided by (used
          in) investing activities            470,123      196,943     (510,750)
                                          -----------  -----------  -----------
Financing activities:
   Dividends from subsidiary                     --        500,000    1,200,000
   Treasury stock acquired                       --       (393,659)    (511,109)
   Stock options exercised                    241,634       24,015         --
   Dividends paid                            (315,418)    (216,785)    (191,453)
                                          -----------  -----------  -----------
        Net cash (used in) provided by
           financing activities               (73,784)     (86,429)     497,438
                                          -----------  -----------  -----------
        Net increase (decrease) in cash
           and cash equivalents               266,953       32,405      (42,717)
Cash and cash equivalents at beginning
   of year                                    236,836      204,431      247,148
                                          -----------  -----------  -----------
Cash and cash equivalents at end of year  $   503,789      236,836      204,431
                                          ===========  ===========  ===========




(15) Contingencies

     The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(16) Subsequent Event

     On February 2, 1999, the Company announced the execution of a definitive merger agreement with Mahaska Investment Company. The merger will be accomplished through a tax-free fixed exchange of one share of Mahaska Investment Company common stock for each share of outstanding common stock of the Company. The transaction is expected to be completed in the third quarter of 1999, after customary regulatory and shareholder approvals have been received.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     The business experience of each director is set forth below. All directors have held their present positions for at least five years unless otherwise indicated. Each individual has served as a director of the Company since its organization in July 1992, with the exception of Directors Maschmann and Lin, who joined the Company's Board later that same year. Information regarding each person's term of office as a director and the period during which the person has served contained in Item 11 of this Part III of the Form 10-KSB is incorporated herein by reference.

     HENRY L. HIRSCH, age 83, has been of counsel to the law firm of Hirsch, Adams, Krekel, Putnam, Cahill & Miller since 1994, where he was previously a partner since 1948. Mr. Hirsch has served as the Association's General Counsel since 1958. Mr. Hirsch served as President of Midwest Federal from 1971 to 1977 and has served as Chairman of the Board since 1977.

     WILLIAM D. HASSEL, age 50, joined the Association in 1972 as Comptroller, before being promoted to Treasurer in 1974 and to Chief Financial Officer in 1983. Mr. Hassel has served as President and Chief Executive Officer of the
Association since 1989 and as President and Chief Executive Officer of the Company since its organization in 1992.

     ROBERT D. MASCHMANN, age 43, was appointed Executive Vice President of the Company and the Association in April 1994. Prior thereto, Mr. Maschmann served as Vice President and Treasurer of the Association since 1989 and of the Company since 1992. Mr. Maschmann is the Company's and the Association's chief financial and accounting officer, responsible for developing and implementing financial plans and policies, supervising the accounting functions and overseeing asset/liability activities. Mr. Maschmann served as Vice President and Controller of the Association from 1985 to 1989.

     YUH-FEN (BONI) LIN, age 51, has been a clinical dietician at Burlington Medical Center since 1985. She has also been an owner/partner in several motels in the state of Washington since 1979.

     JAMES R. WALKER, age 51, has been a shareholder in the accounting firm of Walker & Egerton, P.C. since 1973.

     EDWARD C. WHITHAM, JR., age 59, has been the owner of Financial Management Accounting, an accounting and tax consulting firm, since 1989. From 1987 to 1989, Mr. Whitham was the President of Financial Management Consultants, an accounting and tax consulting firm. Since 1989, Mr. Whitham has also served as the business manager/treasurer of Employee Benefit Systems, Inc., a firm that administers employee benefit plans for governmental bodies, corporations and businesses.

     JAMES E. WITTE, age 64, has been employed by Komick Construction, a real estate construction, management and maintenance company since 1988, for whom he has been the maintenance supervisor for the Windsor Beach Homeowners' Association since 1991. For the two years prior thereto, Mr. Witte was engaged part-time in farming, and from 1965 to 1985 was the owner/manager of a grain and livestock farming operation.

EXECUTIVE OFFICERS

     Information regarding the business experience of the executive officers of the Company who are not also Directors contained in Part I of the Form 10-KSB is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid or accrued by the Association for services rendered during the fiscal year ended December 31, 1998 to the Association's Chief Executive Officer and Chief Financial Officer. No other officer made in excess of $100,000 during fiscal 1998. The Company's officers do not receive any compensation from the Company for services performed in their capacities as officers of the Company.


                                             SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
                                                                                Long Term
                                                                               Compensation
                                                                        --------------------------
                         Annual Compensation                                     Awards
----------------------------------------------------------------------- --------------------------
                                                                                       Securities
                                                                        Restricted     Underlying
           Name and                                                        Stock        Options/       All Other
           Principal                              Salary         Bonus   Award(s)         SARS        Compensation
           Position                   Year          ($)          ($)(1)     ($)           (#)             ($)
-------------------------------------------------------------------------------------------------------------------
William D. Hassel                     1998       $114,278       $25,152      --            --          $12,229(2)
President, Chief Executive            1997        115,119         6,152      --            --           12,489
 Officer and Director                 1996        111,930         2,652      --            --           12,733

Robert D. Maschmann                   1998        $87,278       $20,152      --            --          $10,445(2)
Executive Vice President,             1997         85,143         3,152      --            --           10,054
  Treasurer and Director              1996         81,930         2,652      --            --           10,407

(1) Includes a Christmas bonus of $152 paid to all full-time employees in 1998, 1997 and 1996.

(2) Represents pre-tax medical insurance premiums of $4,222 and $4,222, and ESOP allocations of $8,007 and $6,223 paid on behalf of Mr. Hassel and Mr. Maschmann, respectively.

     The following table sets forth information concerning the number and value of unexercised stock options held by the Company and the Association's Chief Executive Officer and Chief Financial Officer at December 31, 1998. No stock option awards were made under the Company's Stock Option Plan during fiscal 1998. All options granted to date expire ten years from the date of grant and have exercise prices per share equal to the market price per share of the Common Stock on the date of grant. The Stock Option Plan pursuant to which all options were granted was ratified by stockholders on April 26, 1993.

==============================================================================================================================

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                 OPTION/SAR VALUES
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        VALUE OF
                                                                 NUMBER OF SECURITIES                 UNEXERCISED
                                                                UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                                    OPTIONS/SARS AT                 OPTIONS/SARS AT
                                                                        FY-END (#)                      FY-END ($)
                                                          ---------------------------------  -------------------------------
                                  SHARES
                                 ACQUIRED
                                    ON             VALUE
                                 EXERCISE         REALIZED
            NAME                    (#)             ($)         EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-----------------------------    --------    ----------------   -------------   -------------    -----------     --------------

William D. Hassel                 10,000        $129,200          17,300              ---          $158,641(1)       $ ---
Robert D. Maschmann               16,000         201,845             ---              ---               ---            ---
================================================================================================================================

--------------
(1) Represents the aggregate market value of incentive stock options to purchase 17,300 shares of Common Stock (market price less the exercise price of $3.33 per share), respectively, awarded to Mr. Hassel, based upon the average of the bid and asked price of $12.50 per share of the Common Stock on December 31, 1998.

EMPLOYMENT AGREEMENT

     The Association has entered into employment agreements with Messrs. Hassel and Maschmann. The employment agreements are designed to assist the Association and the Company in maintaining a stable and competent management base. The continued success of the Association and the Company depends to a significant degree on the skills and competence of their officers. Each employment agreement provides for an annual base salary in an amount not less than the employee's current salary, and has an initial term of three years. The employment agreements also provide for a one year extension on each anniversary date, subject to review and approval of the extension by the disinterested members of the Board of Directors of the Association. Each agreement provides for termination upon the employee's death, for cause, or in certain events specified by OTS regulations. The employment agreements are terminable by the employee upon 90 days notice to the Association. Each employment agreement provides for payment to the employee of up to 299% of the employee's then-current annual compensation in the event there is a change in control of the Association where employment terminates involuntarily in connection with such change in control or within twelve months thereafter. This termination payment is subject to reduction by the amount of all other compensation to the employee deemed for purposes of the Internal Revenue Code of 1986, as amended, to be contingent on a change in control. Such termination payment is provided on a similar basis in connection with a voluntary termination of employment, where the change in control was at any time opposed by the Company's Board of Directors. For the purposes of the employment agreements, a change in control is defined to mean any acquisition of control (other than by a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a subsidiary of the Company) as defined in 12 C.F.R. ss.574.4, or any successor regulation . The agreements provide, among other things, for participation in an equitable manner in employee benefits applicable to executive personnel.

     Based on their current salaries, if Mr. Hassel or Mr. Maschmann had been terminated as of December 31, 1998, under circumstances entitling them to severance pay as described above, they would have been entitled to receive a lump sum cash payment of approximately $354,000 and $274,000, respectively.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 1999, certain information as to those persons who (i) were known by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock (except for Mr. Hassel and Mr. Maschmann whose beneficial ownership is disclosed on the following page) and (ii) the shares of Common Stock beneficially owned by all directors and executive officers of the Company and the Association as a group.


                                                        SHARES
        NAME AND ADDRESS OF                          BENEFICIALLY                       PERCENT
          BENEFICIAL OWNER                              OWNED                           OF CLASS
---------------------------------------           ----------------                   -------------
Midwest Bancshares, Inc.
 Employee Stock Ownership Plan                        91,279(1)                           8.31%
 3225 Division Street
 Burlington, Iowa  52601

Jeffrey L. Gendell ET AL.                            104,700(2)                           9.53%
 Tontine Partners, L.P.
 31 West 52nd Street, 17th Floor
 New York, New York 10019

All directors and executive
 officers as a group (10 persons)                    395,790(3)                          35.36%


-----------------

(1) The trustee of the ESOP has shared voting power with respect to the 91,279 shares allocated to the account of ESOP participants.

(2) The above information regarding beneficial ownership by Jeffrey L. Gendell and Tontine Partners, L.P. ("Tontine") is as reported by Mr. Gendell and Tontine in an Amendment to Schedule 13D dated April 7, 1997. Mr. Gendell reported sole voting and dispositive power with respect to 54,000 shares and shared voting and dispositive power with Tontine with respect to 50,700 shares. Such shares have been adjusted to reflect the subsequent three for one stock split. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. which is the general partner of Tontine.

(3) This amount includes shares held directly, shares held in retirement accounts, including the ESOP, and held by certain members of the named individuals' families, or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which shares the respective directors and officers may be deemed to have sole or shared voting and/or investment power. This amount also includes an aggregate of 20,950 shares subject to options granted to directors and executive officers under the Company's 1992 Stock Option and Incentive Plan (the "Stock Option Plan") which are exercisable within 60 days of March 1, 1999.

     The table below sets forth certain information, as of March 1, 1999, regarding the shares of Common Stock beneficially owned by the Company's Board of Directors.

                                                                                              Shares of
                                                                                            Common Stock
                                       Position(s)             Director        Term         Beneficially            Percent
             Name                 Held with the Company        Since(1)      Expires          Owned(2)             of Class
-------------------------   -----------------------------   --------------  ----------   -------------------    ----------------
Henry L. Hirsch                  Chairman of the Board            1958          1999            29,325             2.67%
William D. Hassel                President, Chief Executive       1985          2001            73,534             6.65
                                 Officer and Director
Robert D. Maschmann              Executive Vice President,        1992          1999            66,208             6.03
                                 Treasurer and Director
Yuh-Fen (Boni) Lin               Director                         1992          2000            45,225             4.12
James R. Walker                  Director                         1979          2001            43,077             3.92
Edward C Whitham, Jr.            Director                         1974          2001            13,281             1.21
James E. Witte                   Director                         1979          2000            36,825             3.33


--------------------
(1)  Includes service as a director of the Association.

(2) Amounts include shares held directly, as well as shares which are held in retirement accounts, including the ESOP, or held by certain members of the named individuals' families, or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which shares the respective directors may be deemed to have sole or shared voting and/or investment power. Included in the shares beneficially owned by the named individuals are currently exercisable options to purchase shares of Common Stock as follows: Mr. Hirsch - 0 shares; Mr. Hassel - 7,300 shares; Mr. Maschmann - 0 shares; Ms. Lin - 0 shares; Mr. Walker - 0 shares; Mr. Whitman - 0 shares; and Mr. Witte - 6,825 shares.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Association has followed a policy of granting consumer loans and loans secured by the borrower's personal residence to officers, directors and employees. Loans to officers, directors and their affiliates have been made in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time, in accordance with the Association's underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features. Loans to officers and directors must be approved by a majority of the disinterested directors and loans to other employees must be approved by the Association's loan committee. All loans by the Association to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Association. Current law requires that all such loans be made on terms and conditions comparable to those for similar transactions with non-affiliates.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

                                                                                                    REFERENCE TO PRIOR
 REGULATION                                                                                          FILING OR EXHIBIT
S-K EXHIBIT                                                                                           NUMBER ATTACHED
  NUMBER                                          DOCUMENT                                                HERETO
------------     ----------------------------------------------------------------------------      --------------------
2                 Plan of acquisition, reorganization, arrangement, liquidation or succession
                    Agreement and Plan of Merger                                                             *
                    Letter Agreement                                                                         *
3(i)              Articles of Incorporation                                                                 **
3(ii)             By-Laws                                                                                   **
4                 Instruments defining the rights of security holders, including debentures                 **
9                 Voting Trust Agreement                                                                   None
10                Material contracts:
                    Employment Agreements                                                                   ***
                    1992 Stock Option and Incentive Plan                                                   ****
                    Recognition and Retention Plan and Trust                                                **
                    Employee Stock Ownership Plan                                                           **
11                Statement re: computation of per share earnings                                          None
16                Letter re: change in certifying accountants                                              None
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
28                Information from reports furnished to state insurance regulatory authorities             None
99                Additional Exhibits                                                                      None


----------------

* Filed as an exhibit to the Company's Current Report on form 8-K filed on February 18, 1999.

** Filed as an exhibit to the Company's Form S-1 registration statement filed on August 5, 1992 (File No. 33-50494) pursuant to
             Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*** Filed as Exhibit 10 to the Company's Annual Report on Form 10-KSB filed on March 30, 1994 (File No. 0-20620). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.

**** Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB filed on March 31, 1997 (File No. 0-20620). All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.

             (B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MIDWEST BANCSHARES, INC.


Date: March 31, 1999                   By:  /s/ William D. Hassel
      ------------------              ------------------------------------------
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

/s/ William D. Hassel                   /s/ Henry L. Hirsch
------------------------------          ----------------------------------------
William D. Hassel                       Henry L. Hirsch
President, Chief Executive              Chairman of the Board
  Officer and Director
(PRINCIPAL EXECUTIVE OFFICER)


Date:  March 31, 1999                    Date: March 31, 1999
      ----------------------                   --------------------------


/s/ Edward C. Whitham, Jr.               /s/ Robert D. Maschmann
------------------------------          ----------------------------------------
Edward C. Whitham, Jr.                   Robert D. Maschmann
Director                                 Executive Vice President and
                                         Treasurer (PRINCIPAL FINANCIAL
                                          AND ACCOUNTING OFFICER)

Date:  March 31, 1999                     Date:  March 31, 1999
      ----------------------                     ----------------------------


/s/ James R. Walker                      /s/ James E. Witte
------------------------------           ---------------------------------------
James R. Walker                            James E. Witte
Director                                   Director

Date:  March 31, 1999                       Date: March 31, 1999
      ---------------------                       ---------------------------


/s/ Yuh-Fen Lin
----------------------------
Yuh-Fen Lin
Director

Date: March 31, 1999
      ------------------------

                                  EXHIBIT INDEX

                                                                    SEQUENTIAL
EXHIBIT NO.                       DOCUMENT                         PAGE NUMBER
---------------     ---------------------------------------      ---------------

21                Subsidiaries of Registrant

23                Consent of KPMG Peat Marwick LLP

27                Financial Data Schedule