Form 10QSB
period 1999-03-31
MIDWEST BANCSHARES INC /DE/
filed 1999-05-10
CIK 890980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         Commission File Number 0-20620


                            MIDWEST BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                        42-1390587
-------------------------------                     ----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)

3225 Division Street, Burlington, Iowa                        52601
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (319) 754-6526
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

     Transitional Small Business Format:       Yes [  ]         No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                                   1,100,798
            -----------------                             ------------------
                 Class                                    Shares Outstanding
                                                           as of May 4, 1999

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                         -------
Part I.  Financial Information

Item 1   Financial Statements
           Consolidated balance sheets March 31, 1999 and
            December 31, 1998                                                  1

           Consolidated statements of operations, for the three
            months ended March 31, 1999 and 1998                               2

           Consolidated statements of comprehensive income, for
            the three months ended March 31, 1999 and 1998                     3

           Consolidated statements of cash flows, for the three
            months ended March 31, 1999 and 1998                               4

           Notes to consolidated financial statements                          5

Item 2   Management's discussion and analysis of financial
          condition and results of operations                       6 through 10


Part II.    Other Information                                                 11

Signatures                                                                    12

Exhibit 27  Financial Data Schedule

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                         March 31,  December 31,
                                                            1999        1998
                                                         --------   ------------

Assets
   Cash and cash equivalents                             $  3,673    $  4,088
   Securities available for sale                           37,185      33,843
   Securities held to maturity (estimated
     fair value of $23,591 and $22,116)                    23,366      21,827
   Loans receivable, net                                   94,492      96,348
   Real estate acquired through foreclosure                     3         192
   Federal Home Loan Bank stock, at cost                    2,200       2,200
   Office property and equipment, net                       2,420       2,444
   Accrued interest receivable                              1,312       1,237
   Other assets                                               332         139
                                                         --------    --------
Total assets                                             $164,983    $162,318
                                                         ========    ========
Liabilities
   Deposits                                              $107,534    $105,982
   Advances from Federal Home Loan Bank                    44,000      43,000
   Advances from borrowers for taxes and
     insurance                                                263         413
   Accrued interest payable                                    79          66
   Accrued expenses and other liabilities                     753         822
                                                         --------    --------
Total liabilities                                         152,629     150,283
                                                         --------    --------
Stockholders' equity
   Serial preferred stock, $.01 par value;
     authorized 500,000 shares; none issued                     -           -
   Common stock, $.01 par value; 2,000,000
    shares authorized;
      1,098,523 shares issued and outstanding in
      1999 and 1,077,738 shares issued and
      outstanding in 1998                                      11          11
   Additional paid-in capital                               1,841       1,772
   Retained earnings, substantially restricted             10,165       9,832
   Accumulated other comprehensive income                       -
      unrealized appreciation on securities available
      for sale                                                337         420
                                                         --------    --------
Total stockholders' equity                                 12,354      12,035
                                                         --------    --------
Total liabilities and stockholders' equity               $164,983    $162,318
                                                         ========    ========

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                               Three Months
                                                              Ended March 31,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
Interest income:
   Loans receivable                                        $1,907        $1,848
   Securities available for sale                              512           629
   Securities held to maturity                                354           280
   Deposits in other financial institutions                    50            21
   Other interest-earning assets                               34            33
                                                           ------        ------
      Total interest income                                 2,857         2,811
                                                           ------        ------
Interest expense:
   Deposits                                                 1,191         1,230
   Advances from FHLB and other borrowings                    592           541
                                                           ------        ------
      Total interest expense                                1,783         1,771
                                                           ------        ------
      Net interest income                                   1,074         1,040
      Provision for losses on loans                            12            12
                                                           ------        ------
Net interest income after provision for
 losses on loans                                            1,062         1,028
                                                           ------        ------
Non-interest income:
   Fees and service charges                                    99            81
   Gain on sale of securities available for sale                3            36
   Other                                                        4             7
                                                           ------        ------
      Total non-interest income                               106           124
                                                           ------        ------
Non-interest expense:
   Compensation and benefits                                  335           326
   Office property and equipment                               98           102
   Deposit insurance premiums                                  16            17
   Data processing                                             50            42
   Other                                                      216           205
                                                           ------        ------
      Total non-interest expense                              715           692
                                                           ------        ------
Earnings before taxes on income                               453           460
Taxes on income                                               118           149
                                                           ------        ------
Net earnings                                                 $335          $311
                                                           ======        ======

Earnings per share - basic                                  $0.31         $0.30
                                                           ======        ======
Earnings per share - diluted                                $0.30         $0.28
                                                           ======        ======

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                                 (In thousands)

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1999        1998
                                                              ------     -------

Net earnings                                                  $  335     $  311
Other comprehensive income:
  Unrealized gains (losses) on securities available
   for sale:
     Unrealized holding gains (losses) arising during
      the period, net of taxes on income of ($48) in
      1999 and $13 in 1998                                       (81)        28
     Less: reclassification adjustment for gains
      included in net earnings, net of taxes on
      income of $1 in 1999 and $12 in 1998                         2         24
                                                              ------     ------
Other comprehensive income, net of tax:                       $  (83)    $    4
                                                              ------     ------
Comprehensive income                                          $  252     $  315
                                                              ======     ======













See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1999        1998
                                                              ------     -------
Cash flows from operating activities:
   Net earnings                                               $  335     $  311
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                            12         12
         Gain on sale of securities available for sale            (3)       (36)
         Depreciation                                             45         42
         Amortization of loan fees, premiums and discounts       (18)         -
         Increase in accrued interest receivable                 (75)      (162)
         Increase in other assets                               (193)       (24)
         Increase (decrease) in accrued interest payable          13         (4)
         Increase in accrued expenses and other liabilities       89        100
                                                              ------     ------
Net cash provided by operating activities                        205        239
                                                              ------     ------
Cash flows from investing activities:
   Purchase of securities available for sale                  (6,955)   (15,931)
   Purchase of FHLB stock                                          -       (175)
   Proceeds from maturities of securities available
    for sale                                                   1,000      2,000
   Proceeds from maturities of securities held to maturity       457          -
   Proceeds from sales of securities available for sale        2,014      2,092
   Loans purchased                                              (983)      (258)
   Purchase of mortgage-backed securities held to maturity    (2,936)         -
   Repayment of principal on mortgage-backed securities        1,416      2,422
   Decrease (increase) in loans receivable                     2,796       (349)
   Proceeds from sale of real estate owned, net                  231          -
   Purchase of office property and equipment                     (21)       (56)
                                                              ------    -------
Net cash used in investing activities                         (2,981)   (10,255)
                                                              ------    -------
Cash flows from financing activities:
   Increase in deposits                                        1,552        208
   Proceeds from advances from FHLB                            3,000     10,500
   Repayment of advances from FHLB                            (2,000)         -
   Exercise of stock options                                      69         17
   Payment of cash dividends                                    (110)       (62)
   Net decrease in advances from borrowers for taxes
    and insurance                                               (150)      (138)
                                                              ------     ------
Net cash provided by financing activities                      2,361     10,525
                                                              ------     ------
Net (decrease) increase in cash and cash equivalents            (415)       509
Cash and cash equivalents at beginning of year                 4,088      2,524
                                                              ------     ------
Cash and cash equivalents at end of period                    $3,673     $3,033
                                                              ======     ======
Supplemental disclosures:
  Cash paid during the three months for:
      Interest                                                $1,769     $1,776
      Taxes on income                                              3         21
   Transfers from loans to real estate owned                      42        356
                                                              ======     ======

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Significant Accounting Policies

     The consolidated financial statements for the three months ended March 31, 1999, and 1998 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1998 Annual Report to Stockholders on Form 10-KSB and are incorporated herein by reference.

Note 2. Computation of Per Share Earnings

     Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 1999 and 1998.

                                                             Three Months
                                                     ---------------------------
                                                        1999             1998
                                                     ---------        ---------
            Basic EPS Computation:
               Numerator - Net earnings              $ 334,788        $ 310,758
               Denominator - Weighted
                 average shares outstanding          1,095,802        1,026,573
                                                     ---------        ---------
               Basic EPS                             $    0.31        $    0.30
                                                     =========        =========
            Diluted EPS Computation:
               Numerator - Net earnings              $ 334,788        $ 310,758
                                                     ---------        ---------
               Denominator - Weighted
                 average shares outstanding          1,095,802        1,026,573
               Stock options                            15,434           75,444
                                                     ---------        ---------
                                                     1,111,236        1,102,017
                                                     ---------        ---------
               Diluted EPS                           $    0.30        $    0.28
                                                     =========        =========

Note 3. Merger Agreement

     On February 2, 1999, the Company announced the execution of definitive merger agreement with Mahaska Investment Company. the merger will be accomplished through a tax-free fixed exchange of one share of Mahaska Investment Company common stock for each share of outstanding common stock of the Company. The transaction is expected to be completed in the third quarter of 1999, after customary regulatory and shareholder approvals have been received.

Forward-looking Statements

     When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000 Compliance

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of the Company's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The enhancements necessary to prepare the Company's mission critical systems for the year 2000 have been substantially completed.

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

     The Company has and will continue to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the year 2000. Based on the Company's current knowledge, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations. The Company estimates that it has spent approximately $22,000 through March 31, 1999 on the awareness, assessment, renovation, and validation phases of its year 2000 effort. The Company is nearing completion of the validation (testing) phase with its outside data processing service bureau with completion expected by the end of the second quarter of 1999.

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

Results of Operations

     Midwest Bancshares, Inc. (the "Company") had net earnings of $335,000, or $0.30 per share, diluted, for the three months ended March 31, 1999, compared to net earnings of $311,000, or $0.28 per share, for the three months ended March 31, 1998. The increase in net earnings for the three month period was primarily a result of an increase in net interest income, an increase in fees and service charges, and a decrease in taxes on income, partially offset by a decrease in gain on sales of securities and by an increase in non-interest expense. More detailed comparisons are discussed below.

Net Interest Income

     Net interest income increased $34,000 for the three months ended March 31, l999, over the comparable period in 1998. The increase in net interest income on a tax-equivalent basis was approximately $79,000 due to the fact that the 1999 period included more interest income on tax-exempt securities than the 1998 period. (See also the discussion of "Taxes on Income" on page 8). The Company's net interest rate spread was 2.56% for both the three months ended March 31, 1999 and 1998. The Company's net interest margin on interest-earning assets was 2.85% for the three months ended March 31, 1999, compared to 2.80% for the comparable period in 1998. The net interest rate spread and net interest margin ratios have been calculated on a tax-equivalent basis.

     Interest income increased by $46,000 for the three months ended March 31, 1999, over the comparable period in 1998, or $91,000 on a tax-equivalent basis. Average interest-earning assets increased by approximately $8.5 million for the three months ended March 31, 1999, compared to the same period in 1998. The increases in average interest-earning assets primarily consisted of increases in loans and securities and were the result of a planned growth strategy in an effort to increase net interest income. The average yield on interest-earning assets, on a tax-equivalent basis, was 7.43% for the three months ended March 31, 1999, compared to 7.61% for the same period in 1998. The Company recorded $158,000 ($227,000 on a tax-equivalent basis) of interest income on tax-exempt securities for the three months ended March 31, 1999, with an average balance of $12.4 million in 1999 compared to $59,000 ($83,000 on a tax-equivalent basis) of interest income on an average balance of $4.9 million for the three months ended March 31, 1998.

     Interest expense increased by $12,000 for the three months ended March 31, 1999, over the comparable period in 1998. Average interest-bearing liabilities increased by approximately $6.3 million for the three months ended March 31, 1999 over the comparable period in 1998, primarily due to increases of $4.9 million and $1.4 million, respectively, in average borrowings from the FHLB and savings deposits. Generally, the Company utilized FHLB advances to fund its new asset growth because the interest cost of new FHLB advances was substantially less than the incremental cost of adding new certificate of deposit accounts. The average rates paid on interest-bearing liabilities decreased eighteen basis points to 4.87% for the three months ended March 31, 1999, from 5.05% for the three months ended March 31, 1998.

     Provision for Losses on Loans

     The provision for losses on loans was $12,000 for the three months ended March 31, 1999 and 1998. The amount of the provision was a result of the determination to maintain the allowance for losses on loans at an adequate level to absorb potential loan losses. At March 31, 1999 and 1998, the Company's allowance for losses on loans totaled $492,000 and $460,000, respectively, or 0.52% and 0.50% of total loans, and 339.31% and 119.79% of total non-performing loans. There were no net charge-offs for the three months ended March 31, 1999, compared to $120,000 of net charge-offs during the three months ended March 31, 1998. The charge-offs in the three months ended March 31, 1998 were due to loans on two multi-family properties which were transferred to real estate acquired through foreclosure resulting in charge-offs of $120,000.

     Non-interest income

     Total non-interest income decreased by $18,000 for the three months ended March 31, 1999, compared to the same period in 1998. The decrease was primarily due to a decrease of $33,000 in gain on sales of securities, partially offset by an $18,000 increase (a 22% increase) in fees and service charges as a result of increased transaction account activity and increased ATM transaction volumes, in part as a result of the new in-store branch, located in the Wal-Mart Supercenter in West Burlington, Iowa, which opened for business on December 8, 1997.

     Non-interest expense

     Total non-interest expense increased by $23,000 for the three months ended March 31, 1999 compared to the same period in 1998. The increase was primarily due to increases of $9,000 in compensation expense, $8,000 in data processing, and $11,000 in other non-interest expense. The increase in compensation expense was primarily due to cost of living raises. The increase in data processing was primarily due to increased transaction volumes processed and year 2000 related expenditures. The increase in other non-interest expense was primarily due to a $7,000 increase in expenses related to disposition of real estate owned and a $6,000 increase in professional fees.

     Taxes on Income

     Taxes on income was $31,000 less for the three months ended March 31, 1999 than the comparable period in 1998. The decrease was primarily due to the effect of the increase in interest income from tax-exempt securities. The decrease in taxes on income would have been minimal if not for the $158,000 of tax-exempt interest income on securities discussed above under "Net Interest Income".

     Financial Condition

     The Company's total assets at March 31, 1999 were $165.0 million, increasing from $162.3 million at December 31, 1998. The increase of approximately $2.7 million was due to an intentional increase in interest-earning assets in an effort to increase net interest income and was primarily due to the purchase of $7.0 million of securities available for sale, the purchase of $2.9 million of mortgage-backed securities to be held to maturity, and the purchase of $1.0 million of loans, all of which are guaranteed by the FmHA, partially offset by a net decrease in loans receivable of $2.8 million, principal repayments of $1.4 million from mortgage-backed securities, $1.5 million from matured securities, and $2.0 million proceeds from the sale of securities available for sale. The net increase in total assets was primarily funded by increases of $1.6 million and $1.0 million of deposits and advances from the FHLB, respectively.

     Total stockholders' equity increased $319,000 due to the $335,000 net earnings for the three months and $69,000 received from the exercise of stock options, partially offset by an $83,000 decrease in net unrealized gains on investments available for sale.

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

     Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For March 1999, the Association's liquidity ratio was 9.3% compared to 8.5% for December 1998. The increase was primarily due to the purchase of investment securities which, because of their maturity term, qualify as liquid investments. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association intends to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in and purchasing loans in nearby markets.

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

     The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At March 31, 1999, the Association had outstanding commitments to extend credit totaling $5.9 million.

     At March 31, 1999, the Association had tangible and core capital of $11.2 million, or 6.82% of total adjusted assets which exceeded the regulatory requirements of 1.5% and 3.0%, by $8.7 million and $6.3 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of March 31, 1999, the Association had risk-weighted assets of $74.1 million, a risk-based requirement of $5.9 million and risk-based capital of $11.7 million, or 15.77%, which exceeds the requirement by $5.8 million. The Association's regulatory capital information is shown in the table below.

     Regulatory Capital Table

                                                   (In thousands)
                                       Tangible         Core         Risk-based
                                       Capital        Capital          Capital
                                      --------        -------        ----------

     Association's capital             $11,201        $11,201           $11,201
     Additional capital -
      general allowances                   ---             --               492
                                       -------        -------          --------
     Regulatory capital                 11,201         11,201            11,693
     Minimum capital requirement         2,463          4,925             5,932
                                       -------        -------           -------
     Excess regulatory capital         $ 8,738        $ 6,276           $ 5,761
                                       =======        =======           =======

     The unrealized appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the application of Statement No. 115 of the Financial Accounting Standards Board. At March 31, 1999, the net unrealized gain of $337,000, down from $420,000 at December 31, 1998, consisted primarily of the net unrealized market gain, net of tax, on certain mortgage-backed securities and investment securities, which have been identified as available for sale by management.

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


Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit:
                  Exhibit 27  Financial Data Schedule

         (b) There was one report on Form 8-K filed during the quarter for which this report is filed which included a press release announcing the agreement to merge with Mahaska Investment Co.

                                   Signatures


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MIDWEST BANCSHARES, INC.
                                          Registrant



Date:  May 10, 1999                       /s/  William D. Hassel
       --------------------               -------------------------------------
                                          William D. Hassel
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  May 10, 1999                       /s/  Robert D. Maschmann
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


27       Financial Data Schedule