Form 10QSB
period 1999-06-30
MIDWEST BANCSHARES INC /DE/
filed 1999-08-13
CIK 890980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

     Transitional Small Business Format:       Yes [  ]         No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                                   1,105,348
            -----------------                             ------------------
                 Class                                    Shares Outstanding
                                                         as of August 4, 1999

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                         -------
Part I.  Financial Information

Item 1   Financial Statements
           Consolidated balance sheets June 30, 1999 and
            December 31, 1998                                                  1

           Consolidated statements of operations, for the three
            and six months ended June 30, 1999 and 1998                        2

           Consolidated statements of comprehensive income, for
            the three and six months ended June 30, 1999 and 1998              3

           Consolidated statements of cash flows, for the six
            months ended June 30, 1999 and 1998                                4

           Notes to consolidated financial statements                          5

Item 2   Management's discussion and analysis of financial
          condition and results of operations                       6 through 11


Part II.    Other Information                                                 12

Signatures                                                                    13

Exhibit 27  Financial Data Schedule

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                         June 30,   December 31,
                                                            1999        1998
                                                         --------   ------------

Assets
   Cash and cash equivalents                             $  2,071    $  4,088
   Securities available for sale                           36,485      33,843
   Securities held to maturity (estimated
     fair value of $21,743 and $22,116)                    21,601      21,827
   Loans receivable, net                                   98,794      96,348
   Real estate acquired through foreclosure                     -         192
   Federal Home Loan Bank stock, at cost                    2,200       2,200
   Office property and equipment, net                       2,394       2,444
   Accrued interest receivable                              1,386       1,237
   Other assets                                               335         139
                                                         --------    --------
Total assets                                             $165,266    $162,318
                                                         ========    ========
Liabilities
   Deposits                                              $107,895    $105,982
   Advances from Federal Home Loan Bank                    44,000      43,000
   Advances from borrowers for taxes and
     insurance                                                432         413
   Accrued interest payable                                    91          66
   Accrued expenses and other liabilities                     540         822
                                                         --------    --------
Total liabilities                                         152,958     150,283
                                                         --------    --------
Stockholders' equity
   Serial preferred stock, $.01 par value;
     authorized 500,000 shares; none issued                     -           -
   Common stock, $.01 par value; 2,000,000
    shares authorized;
      1,105,348 shares issued and outstanding in
      1999 and 1,077,738 shares issued and
      outstanding in 1998                                      11          11
   Additional paid-in capital                               1,886       1,772
   Retained earnings, substantially restricted             10,375       9,832
   Accumulated other comprehensive income                       -
      unrealized gains on securities available
      for sale, net of taxes on income of $20
      in 1999 and $250 in 1998                                 36         420
                                                         --------    --------
Total stockholders' equity                                 12,308      12,035
                                                         --------    --------
Total liabilities and stockholders' equity               $165,266    $162,318
                                                         ========    ========

See accompanying notes to consolidated financial statements.

                   MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                   Three Months                     Six Months
                                                   Ended June 30,                  Ended June 30,
                                               ----------------------          ----------------------
                                                 1999           1998             1999           1998
                                               --------       -------          --------       -------

Interest income:
   Loans receivable                            $ 1,865        $ 1,892          $ 3,772        $ 3,740
   Securities available for sale                   528            615            1,040          1,244
   Securities held to maturity                     354            299              708            579
   Deposits in other financial institutions         27             20               77             41
   Other interest-earning assets                    34             35               68             68
                                               -------        -------          -------        -------
      Total interest income                      2,808          2,861            5,665          5,672
                                               -------        -------          -------        -------

Interest expense:
   Deposits                                      1,187          1,233            2,378          2,463
   Advances from FHLB and other borrowings         600            576            1,192          1,117
                                               -------        -------          -------        -------
      Total interest expense                     1,787          1,809            3,570          3,580
                                               -------        -------          -------        -------

      Net interest income                        1,021          1,052            2,095          2,092
      Provision for losses on loans                 12             12               24             24
                                               -------        -------          -------        -------

Net interest income after provision
     for losses on loans                         1,009          1,040            2,071          2,068
                                               -------        -------          -------        -------
Non-interest income:
   Fees and service charges                        104             90              203            171
   Gain on sale of securities
    available for sale                               4             61                7             97
   Other                                             9            133               13            140
                                               -------        -------          -------        -------
      Total non-interest income                    117            284              223            408
                                               -------        -------          -------        -------
Non-interest expense:
   Compensation and benefits                       316            378              651            704
   Office property and equipment                   107            105              205            207
   Deposit insurance premiums                       16             16               32             33
   Data processing                                  48             42               98             84
   Other                                           189            190              405            395
                                               -------        -------          -------        -------
      Total non-interest expense                   676            731            1,391          1,423
                                               -------        -------          -------        -------

Earnings before taxes on income                    450            593              903          1,053
Taxes on income                                    118            184              236            333
                                               -------        -------          -------        -------

Net earnings                                   $   332        $   409          $   667         $  720
                                               =======        =======          =======         ======

Earnings per share - basic                     $  0.30        $  0.39          $  0.61         $ 0.70
                                               =======        =======          =======         ======
Earnings per share - diluted                   $  0.30        $  0.37          $  0.60         $ 0.65
                                               =======        =======          =======         ======


See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES


                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)
                                 (In thousands)


                                                                        Three Months     Six Months
                                                                       Ended June 30,   Ended June 30,
                                                                       --------------   --------------
                                                                        1999    1998     1999    1998
                                                                       ------  ------   ------  ------
Net earnings                                                           $ 332    $ 409   $ 667    $ 720
Other comprehensive income:
   Unrealized gains (losses) on securities available for sale:

       Unrealized holding gains (losses) arising during the
            period, net of (tax benefits) taxes on income
            of ($180) and ($228) in 1999 and $26 and $39 in 1998        (298)      44    (379)      72
       Less:  reclassification adjustment for gains included in
            net earnings, net of taxes on income
            of $1 and $2 in 1999 and$24 and $36 in 1998                    3       37       5       61
                                                                       -----    -----   -----    -----
Other comprehensive income, net of tax                                 $(301)   $   7   $(384)   $  11
                                                                       -----    -----   -----    -----
Comprehensive income                                                   $  31    $ 416   $ 283    $ 731
                                                                       =====    =====   =====    =====



See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                  Six months ended
                                                                                      June 30,
                                                                               ------------------------
                                                                                 1999             1998
                                                                               -------          -------
Cash flows from operating activities:
   Net earnings                                                                $  667           $  720
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Provision for losses on loans                                             24               24
         Gain on sale of securities available for sale                             (7)             (97)
         Depreciation                                                              89               90
         Amortization of loan fees, premiums and discounts                        (19)             (15)
         Increase in accrued interest receivable                                 (149)            (200)
         Increase in other assets                                                (196)             (50)
         Increase in accrued interest payable                                      25                7
         Increase (decrease) in accrued expenses and other liabilities             55              (48)
                                                                              -------          -------
Net cash provided by operating activities                                         489              431
                                                                              -------          -------

Cash flows from investing activities:
   Purchase of securities available for sale                                   (9,489)         (21,016)
   Purchase of FHLB stock                                                           -             (140)
   Proceeds from maturities of securities available for sale                    2,000            6,000
   Proceeds from maturities of securities held to maturity                        457                -
   Proceeds from sales of securities available for sale                         3,364            2,464
   Loans purchased                                                             (4,231)            (317)
   Purchase of mortgage-backed securities held to maturity                     (2,936)               -
   Repayment of principal on mortgage-backed securities                         3,591            5,631
   Decrease (increase) in loans receivable                                      1,728           (3,706)
   Proceeds from sale of real estate owned, net                                   234              107
   Purchase of office property and equipment                                      (39)             (62)
                                                                              -------          -------
Net cash used in investing activities                                          (5,321)         (11,039)
                                                                              -------          -------
Cash flows from financing activities:
   Increase in deposits                                                         1,913              528
   Proceeds from advances from FHLB                                             5,000           10,500
   Repayment of advances from FHLB                                             (4,000)               -
   Exercise of stock option                                                       114               92
   Payment of cash dividends                                                     (231)            (134)
   Net increase in advances from borrowers for taxes and insurance                 19               23
                                                                              -------          -------
Net cash provided by financing activities                                       2,815           11,009
                                                                              -------          -------
Net (decrease) increase in cash and cash equivalents                           (2,017)             401
Cash and cash equivalents at beginning of year                                  4,088            2,524
                                                                              -------          -------
Cash and cash equivalents at end of period                                    $ 2,071          $ 2,925
                                                                              =======          =======
Supplemental disclosures:
   Cash paid during the six months for:
      Interest                                                                $ 3,545          $ 3,573
      Taxes on income                                                             169              256
   Transfers from loans to real estate owned                                       42              468
                                                                              =======          =======



See accompanying notes to consolidated financial statements.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Significant Accounting Policies

          The consolidated financial statements for the three and six months ended June 30, 1999, and 1998 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1998 Annual Report to Stockholders on Form 10-KSB and are incorporated herein by reference.

Note 2. Computation of Per Share Earnings

          Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and six months ended June 30, 1999 and 1998.


                                                        Three Months                Six Months
                                                 ------------------------    ------------------------
                                                     1999          1998         1999          1998
                                                 -----------    ---------    ----------    ----------
          Basic EPS Computation:
               Numerator - Net earnings          $  332,122    $  408,813    $  666,910    $  719,571

               Denominator - Weighted
                     average shares outstanding   1,102,698     1,036,688     1,099,269     1,031,659
                                                 ----------    ----------    ----------    ----------

               Basic EPS                         $     0.30    $     0.39    $     0.61    $     0.70
                                                 ==========    ==========    ==========    ==========

            Diluted EPS Computation:
               Numerator - Net earnings          $  332,122    $  408,813    $  666,910    $  719,571
                                                 ----------    ----------    ----------    ----------
               Denominator - Weighted
                    average shares outstanding    1,102,698     1,036,688     1,099,269     1,031,659
               Stock options                          9,900        65,524        12,640        70,455
                                                 ----------    ----------    ----------    ----------
                                                  1,112,598     1,102,212     1,111,909     1,102,114
                                                 ----------    ----------    ----------    ----------

               Diluted EPS                       $     0.30    $     0.37    $     0.60    $     0.65
                                                 ==========    ============  ==========    ==========


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

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     The Company has and will continue to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the year 2000. Based on the Company's current knowledge, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations. The Company estimates that it has spent approximately $23,000 through June 30, 1999 on the awareness, assessment,

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

renovation, and validation phases of its year 2000 effort. The Company has completed the validation (testing) phase with its outside data processing service bureau.

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

Results of Operations

     Midwest Bancshares, Inc. (the "Company") had net earnings of $332,000, or $0.30 per share, diluted, and $667,000, or $0.60 per share, respectively, for the three months and six months ended June 30, 1999, compared to net earnings of $409,000, or $0.37 per share, and $720,000, or $0.65 per share, for the same periods in 1998. The decreases in net earnings for the three months and six months, respectively, were primarily a result of decreases in gains on sales of securities, and other non-interest income, partially offset by increases in fee income and decreases in non-interest expense. More detailed comparisons are discussed below.

     Net Interest Income

     Net interest income decreased $31,000 and increased $3,000, for the three months and six months ended June 30, l999, respectively, over the comparable periods in 1998. The Company's net interest rate spread was 2.42% and 2.48%, respectively, for the three months and six months ended June 30, 1999, compared to 2.65% and 2.60% for the comparable periods in 1998. The Company's net interest margin on interest-earning assets was 2.70% and 2.77%, respectively, for the three months and six months ended June 30, 1999, compared to 2.88% and 2.84% for the comparable periods in 1998. The interest rate earned on assets has declined faster than the interest rate paid on liabilities due to the flatness of the yield curve and the ability of borrowers to prepay and refinance their loans without penalty. In addition, competition for deposits has reduced our ability to successfully offer lower rates on deposits, and competition for loans has limited our ability to raise rates on loans. The net interest rate spread and net interest margin ratios have been calculated on a tax-equivalent basis.

     Interest income decreased by $53,000 and $7,000 for the three months and six months ended June 30, 1999, respectively, over the comparable periods in 1998. Average interest-earning assets increased by approximately $8.1 million and $8.3 million for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases in average interest-earning assets primarily consisted of increases in loans outstanding and securities available for sale and were the result of a planned growth strategy in an effort to maintain net interest income in a challenging interest rate environment. The average yield on interest-earning assets, on a tax-equivalent basis, was 7.16% and 7.30% for the three months and six months ended June 30, 1999, respectively, compared to 7.64% and 7.63% for the same periods in 1998. The Company recorded $158,000 and $316,000 ($218,000 and $445,000 on a tax-equivalent basis), of interest income on tax-exempt municipal bonds for the three months and six months ended June 30, 1999, respectively, with average balances of $12.5 million for both the three and six months ended June 30, 1999, compared to $104,000 and $163,000 ($149,000 and $232,000 on a
tax-equivalent basis), of interest income with average balances of $8.6 million and $6.7 million, respectively, for the comparable periods in 1998.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Interest expense decreased by $22,000 and $10,000 for the three months and six months ended June 30, 1999, respectively, over the comparable periods in 1998. Average interest-bearing liabilities increased by approximately $5.7 million and $6.0 million for the three months and six months, respectively, over the comparable periods in 1998, consisting of increases of $3.2 million and $4.1 million in average borrowings from the FHLB and increases of $2.5 million and $1.9 million in average deposits. The Company utilized FHLB advances to supplement its funding of new asset growth because the interest cost of new FHLB advances was generally less than the incremental cost of adding new certificate of deposit accounts. The average rates paid on interest-bearing liabilities decreased 24 basis points and 22 basis points to 4.75% and 4.81% for the three months and six months ended June 30, 1999, respectively, from 4.99% and 5.03% for the three months and six months ended June 30, 1998.

     Provision for Losses on Loans

     The provision for losses on loans was $12,000 and $24,000 for the three months and six months ended June 30, 1999 and 1998. The amount of provision was a result of the determination to maintain the allowance for losses on loans at an adequate level to absorb probable loan losses inherent in the loan portfolio. At June 30, 1999 and 1998, the Company's allowance for losses on loans totaled $504,000 and $458,000, respectively, or 0.51% and 0.48% of total loans, and 406.45% and 123.45% of total non-performing loans. There were no net charge-offs during either the three months or six months ended June 30, 1999 compared to net charge-offs of $14,000 and $134,000 for the three months and six months ended June 30, 1998, respectively. The $134,000 of charge-offs in the six months ended June 30, 1998 was primarily due to $120,000 of charge-offs related to two loans on multi-family properties which were transferred to real estate acquired through foreclosure.

     Non-interest income

     Total non-interest income decreased by $167,000 and $185,000 for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decreases in non-interest income were primarily due to reductions of $57,000 and $90,000 of gains on the sales of securities for the three months and six months ended June 30, 1999, respectively. The previous-year gains for the three months and six months ended June 30, 1998, respectively, consisted of $61,000 and $65,000 of gains on the sale of common stock of non-related, publicly-traded companies (with no comparable gains on sales of equity securities in 1999) and $32,000 of gains on the sales of U.S. Agency bonds in the six month period ended June 30, 1998. In addition to these gains, the Company recognized a previously-deferred gain of $120,000 (pre-tax) on the sale of the Association's mortgage banking subsidiary, recorded in the three month period ended June 30, 1998 with no comparable gain in 1999.

     The decreases in non-interest income discussed above were partially offset by increases of $14,000 and $32,000 for the three months and six months ended June 30, 1999, respectively, (a 19% increase year-to-date) in fees and service charges as a result of increased transaction account activity and increased ATM transaction volumes, in part as a result of the in-store branch, located in the Wal-Mart Supercenter in West Burlington, Iowa, which opened for business on December 8, 1997.

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Non-interest expense

     Total non-interest expense decreased by $55,000 and $32,000 for the three months and six months ended June 30, 1999 compared to the same periods in 1998. The decreases were primarily a result of decreased compensation and benefits paid to senior management.

     Taxes on Income

     Taxes on income were $66,000 and $97,000 less for the three and six months ended June 30, 1999, respectively, than the comparable periods in 1998. The decreases were primarily due to decreased taxable income, and would have been less if not for the increases in tax-exempt interest income on municipal bonds discussed above under "Net Interest Income".

Financial Condition

     The Company's total assets at June 30, 1999 were $165.3 million, increasing from $162.3 million at December 31, 1998. The increase of approximately $3.0 million was due to an intentional increase in interest-earning assets in an effort to increase net interest income and was primarily due to the purchase of $9.5 million of securities available for sale, the purchase of $2.9 million of securities held to maturity and the purchase of loans receivable of $4.2 million, partially offset by principal repayments of $3.6 million from mortgage-backed securities, $2.0 million from matured securities, and $3.4 million proceeds from the sale of securities available for sale and a net decrease (exclusive of loans purchased) in loans receivable of $1.7 million. The net increase in total assets was primarily funded by an increase of $1.9 million of savings deposits and an increase of $1.0 million of advances from the FHLB. The Company does not currently anticipate significant additional growth for the remainder of 1999.

     Total stockholders' equity increased $273,000 due to the $667,000 net earnings for the six months and $114,000 received from the exercise of stock options, less a $384,000 decrease in net unrealized gains on investments available for sale and less $124,000 in dividends declared.

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

     Federal regulations require the Association to maintain minimum levels of liquid assets consisting of cash and other eligible investments. The required

                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar quarter. For June 1999, the Association's liquidity ratio was 33.1% compared to 8.5% for December 1998. The increase was primarily due to reclassification of investment securities as liquid assets in accordance with regulations. Assuming market interest rates are stable or decrease, a high level of liquidity may have a negative effect on the Association's interest rate spread due to a larger amount of the Association's assets earning the then-current lower rates of interest. However, a high level of liquidity positions the Association to respond to possible higher interest rates by providing the Association with the ability to deploy liquid assets into higher yielding assets as rates increase. The Association has, and intends to continue to deploy liquid assets by increasing its loan portfolio; however, its ability to do so depends on the loan demand in its market areas, competition for such loans, to the extent they meet the Association's underwriting guidelines, and opportunities for participating in and purchasing loans in nearby markets.

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

     The Association anticipates that it will have sufficient funds available to meet current loan and purchase commitments. At June 30, 1999, the Association had outstanding commitments to extend credit totaling $4.5 million and to purchase loans of $1.0 million.

     At June 30, 1999, the Association had tangible and core capital of $11.5 million, or 7.01% of total adjusted assets, which exceeded the regulatory requirements of 1.5% and 3.0%, by $9.1 million and $6.6 million, respectively. The risk-based capital requirement is currently 8% of risk-weighted assets. As of June 30, 1999, the Association had risk-weighted assets of $81.7 million, a risk-based requirement of $6.5 million and risk-based capital of $12.0 million, or 14.76%, which exceeds the requirement by $5.5 million. The Association's regulatory capital information is shown in the table below.


        Regulatory Capital Table

                                                              (In thousands)

                                                    Tangible      Core       Risk-based
                                                    Capital      Capital      Capital
                                                    --------     -------     ----------

        Association's capital                       $11,548      $11,548      $11,548
        Additional capital - general allowances         ---          ---          504
                                                    -------      -------      -------

        Regulatory capital                           11,548       11,548       12,052
        Minimum capital requirement                   2,470        4,941        6,533
                                                    -------      -------      -------

                                                    $ 9,078      $ 6,607      $ 5,519
                                                    =======      =======      =======


                    MIDWEST BANCSHARES, INC. and SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The unrealized appreciation on securities available for sale, which is a component of stockholders' equity, is a result of the application of Statement No. 115 of the Financial Accounting Standards Board. At June 30, 1999, the net unrealized gain of $36,000, down from a net gain of $420,000 at December 31, 1998, consisted primarily of the net unrealized market gain, net of tax, on certain mortgage-backed securities and investment securities, which have been identified as available for sale by management.

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



Date: August 13, 1999                 /s/  William D. Hassel
      --------------------            ------------------------------
                                      William D. Hassel
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: August 13, 1999                 /s/  Robert D. Maschmann
      --------------------            ------------------------------
                                      Robert D. Maschmann
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)

                                Index to Exhibits


                                                            Sequentially
                                                            Numbered Page
Exhibit                                                     Where Attached
Number                                                      Exhibits are Located
-------                                                     --------------------


27               Financial Data Schedule                            15